Form 10-Q
period 2021-09-30
Toast, Inc.
filed 2021-11-09
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40819
Toast, Inc.
(Exact name of registrant as specified in its charter)

Delaware		45-4168768
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

401 Park Drive,	Suite 801
Boston,	Massachusetts	02215
(Address of principal executive offices)		(Zip code)
(617) 297-1005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.000001 per share	TOST	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 73,730,137 shares of Class A common stock and 431,016,172 shares of Class B common stock as of November 2, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

•our future financial performance, including our revenue, costs of revenue or expenses, or other operating results;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our ability to maintain the security and availability of our platform;
•our ability to increase the number of customers using our platform;
•our ability to retain, and to sell additional products and services to, our existing customers;
•our ability to successfully expand in our existing markets and into new markets;
•our expectations concerning relationships with third parties;
•our ability to effectively manage our growth and future expenses;
•our estimated total addressable market;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to comply with modified or new laws and regulations applying to our business;
•the attraction and retention of qualified employees and key personnel;
•our anticipated investments in sales and marketing and research and development;
•our ability to successfully defend litigation brought against us;
•the increased expenses associated with being a public company;
•our use of the net proceeds from our initial public offering;
•the impact of the COVID-19 pandemic on our business and industry;
•our ability to compete effectively with existing competitors and new market entrants; and
•our ability to integrate companies and assets that we have or may acquire.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

ii

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$1,301,619	$581,824
Accounts receivable, net of allowance for doubtful accounts of $2,568 and $4,438, respectively, at September 30, 2021 and December 31, 2020	52,730	32,633
Merchant cash advances and loans receivable, net of allowance for uncollectible loans of $3,668 and $4,454, respectively, at September 30, 2021 and December 31, 2020	409	872
Inventories	38,665	19,330
Costs capitalized to obtain revenue contracts, net	23,931	16,794
Prepaid expenses and other current assets	79,561	21,611
Total current assets	1,496,915	673,064
Property and equipment, net	42,381	44,111
Intangible assets	17,188	6,835
Goodwill	74,738	35,887
Restricted cash	2,694	1,214
Security deposits	806	1,633
Non-current costs capitalized to obtain revenue contracts, net	18,755	12,612
Other non-current assets	3,776	600
Total non-current assets	160,338	102,892
Total assets	$1,657,253	$775,956
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$33,696	$30,554
Current portion of deferred revenue	46,865	42,680
Accrued expenses and other current liabilities	206,218	63,172
Total current liabilities	286,779	136,406
Long-term debt, net of discount	—	171,709
Derivative liabilities	—	37,443
Warrants to purchase preferred stock	—	11,405
Warrants to purchase common stock	308,195	—
Deferred revenue, net of current portion	12,832	15,533
Deferred rent, net of current portion	16,106	18,536
Other long-term liabilities	23,867	7,007
Total long-term liabilities	361,000	261,633
Total liabilities	647,779	398,039
Commitments and Contingencies (Note 19)
Convertible preferred stock, $0.000001 par value—no shares authorized, issued or outstanding as of September 30, 2021; 257,245,680 authorized and 253,832,025 shares issued and outstanding at December 31, 2020; total liquidation value of $849,970 at December 31, 2020.	—	848,893
Stockholders’ Equity (Deficit):
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value— no shares authorized, issued and outstanding as of September 30, 2021; 570,000,000 shares authorized, 219,755,430 shares issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized, 25,000,000 shares issued and outstanding as of September 30, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Class B common stock, $0.000001 par value- 700,000,000 shares authorized, 479,406,030 shares issued and outstanding as of September 30, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Treasury stock, at cost— 225,000 shares outstanding at September 30, 2021 and December 31, 2020	(665)	(665)
Accumulated other comprehensive income	45	228
Additional paid-in capital	2,113,107	145,327
Accumulated deficit	(1,103,013)	(615,866)
Total stockholders’ equity (deficit)	1,009,474	(470,976)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,657,253	$775,956

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription services	$45,803	$27,406	$113,844	$72,193
Financial technology solutions	404,224	188,195	983,699	450,265
Hardware	31,051	18,148	80,005	48,335
Professional services	5,301	3,008	12,579	9,806
Total revenue	486,379	236,757	1,190,127	580,599
Costs of revenue:
Subscription services	18,016	10,388	41,044	29,205
Financial technology solutions	327,235	145,945	779,111	358,402
Hardware	42,109	21,914	93,521	63,336
Professional services	14,585	9,282	35,276	33,655
Amortization of acquired technology and customer assets	1,180	908	3,147	2,695
Total costs of revenue	403,125	188,437	952,099	487,293
Gross profit	83,254	48,320	238,028	93,306
Operating expenses:
Sales and marketing	56,622	32,216	130,480	104,326
Research and development	39,700	34,274	112,978	78,658
General and administrative	40,633	20,481	105,095	73,558
Total operating expenses	136,955	86,971	348,553	256,542
Loss from operations	(53,701)	(38,651)	(110,525)	(163,236)
Other income (expense):
Interest income	8	137	61	819
Interest expense	(247)	(5,661)	(12,403)	(6,846)
Change in fair value of warrant liabilities	(198,389)	(202)	(214,881)	60
Change in fair value of derivative liability	—	(18,208)	(103,281)	(18,208)
Loss on debt extinguishment	—	—	(49,783)	—
Other income (expense), net	(39)	104	42	325
Loss before (provision for) benefit from income taxes	(252,368)	(62,481)	(490,770)	(187,086)
(Provision for) benefit from income taxes	(129)	(127)	3,623	(69)
Net loss	$(252,497)	$(62,608)	$(487,147)	$(187,155)
Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.31)	$(2.22)	$(0.94)
Weighted average shares used in computing net loss per share, basic and diluted	239,358,805	200,579,529	219,746,454	199,245,332

Net loss	$(252,497)	$(62,608)	$(487,147)	$(187,155)
Other comprehensive income (loss):
Foreign currency translation	(69)	(24)	(183)	5
Comprehensive loss	$(252,566)	$(62,632)	$(487,330)	$(187,150)
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share amounts)

Nine Months Ended September 30, 2021
	Convertible Preferred Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	253,832,025	$848,893	219,755,430	$—	225,000	$(665)	$145,327	$(615,866)	$228	$(470,976)
Repurchase of common stock	—	—	(4,750)	—	—	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	569,400	—	—	—	14,857	—	—	14,857
Exercise of common stock options	—	—	4,340,713	—	—	—	4,187	—	—	4,187
Exercise of common stock options in connection with promissory notes repayment	—	—	—	—	—	—	13,540	—	—	13,540
Issuance of common stock upon vesting of restricted stock units	—	—	52,790	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	3,354	—	—	3,354
Stock-based compensation (1)	—	—	—	—	—	—	95,755	—	—	95,755
Conversion of preferred stock warrants into common stock warrants and issuance of common stock upon net exercise of common stock warrants	—	—	860,422	—	—	—	43,297	—	—	43,297
Conversion of preferred stock	(253,832,025)	(848,893)	253,832,025	—	—	—	848,892	—	—	848,892
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	25,000,000	—	—	—	943,898	—	—	943,898
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(183)	(183)
Net loss	—	—	—	—	—	—	—	(487,147)	—	(487,147)
Balances at September 30, 2021	—	$—	504,406,030	$—	225,000	$(665)	$2,113,107	$(1,103,013)	$45	$1,009,474
(1)During the nine months ended September 30, 2021, stock-based compensation expense recorded within additional paid-in capital does not include $2,011 of expense recognized as a result of the acquisition of xtraCHEF due to accelerated vesting of acquiree option awards on the acquisition date (see Note 4).

Nine Months Ended September 30, 2020
	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	209,608,075	$446,555	214,901,400	$—	200,000	$(460)	$56,010	$(385,921)	$(55)	$(330,426)
Cumulative adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	18,258	—	18,258
Repurchase of common stock	—	—	(220,940)	—	25,000	(205)	(70)	—	—	(275)
Issuance of Series F preferred stock	44,301,220	402,368	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	3,146,345	—	—	—	1,158	—	—	1,158
Vesting of restricted stock	—	—	—	—	—	—	294	—	—	294
Stock-based compensation	—	—	—	—	—	—	58,357	—	—	58,357
Cumulative translation adjustment	—	—	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	—	—	(187,155)	—	(187,155)
Balances at September 30, 2020	253,909,295	$848,923	217,826,805	$—	225,000	$(665)	$115,749	$(554,818)	$(50)	$(439,784)
The accompanying notes are an integral part of these consolidated financial statements.

Three Months Ended September 30, 2021
	Convertible Preferred Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2021	253,832,025	$848,893	223,761,525	$—	225,000	$(665)	$235,921	$(850,516)	$114	$(615,146)
Repurchase of common stock	—	—	(750)	—	—	—	—	—	—	—
Exercise of warrants	—	—	860,422	—	—	—	43,297	—	—	43,297
Conversion of preferred stock	(253,832,025)	(848,893)	253,832,025	—	—	—	848,892	—	—	848,892
Exercise of common stock options	—	—	952,808	—	—	—	1,139	—	—	1,139
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	25,000,000	—	—	—	943,898	—	—	943,898
Stock-based compensation	—	—	—	—	—	—	36,897	—	—	36,897
Vesting of restricted stock	—	—	—	—	—	—	3,063	—	—	3,063
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(69)	(69)
Net loss	—	—	—	—	—	—	—	(252,497)	—	(252,497)
Balances at September 30, 2021	—	$—	504,406,030	$—	225,000	$(665)	$2,113,107	$(1,103,013)	$45	$1,009,474

Three Months Ended September 30, 2020
	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2020	253,909,295	$848,945	215,718,820	$—	225,000	$(665)	$78,734	$(492,210)	$(26)	$(414,167)
Repurchase of common stock	—	—	(13,250)	—	—	—	(70)	—	—	(70)
Issuance cost of Series F preferred stock	—	(22)	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	2,121,235	—	—	—	803	—	—	803
Vesting of restricted stock	—	—	—	—	—	—	81	—	—	81
Stock-based compensation (1)	—	—	—	—	—	—	36,201	—	—	36,201
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	(62,608)	—	(62,608)
Balances at September 30, 2020	253,909,295	$848,923	217,826,805	$—	225,000	$(665)	$115,749	$(554,818)	$(50)	$(439,784)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(487,147)	$(187,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,617	9,498
Stock-based compensation	95,210	58,357
Amortization of costs capitalized to obtain revenue contracts	17,596	10,818
Change in fair value of derivative liability	103,281	18,208
Change in fair value of warrant liabilities	214,881	(60)
Change in deferred income taxes	(3,920)	—
Loss on debt extinguishment	49,783	—
Non-cash interest expense on convertible notes	11,771	6,404
Other	305	256
Changes in operating assets and liabilities:
Accounts receivable, net	(20,083)	(8,425)
Factor receivable, net	153	2,568
Merchant cash advances repaid	537	8,233
Prepaid expenses and other current assets	(31,867)	8,395
Costs capitalized to obtain revenue contracts, net	(30,876)	(17,580)
Inventories	(19,336)	698
Accounts payable	8,207	(6,289)
Accrued expenses and other current liabilities	106,306	8,276
Deferred revenue	1,484	(2,268)
Other assets and liabilities	2,068	3,436
Net cash provided by (used in) operating activities	33,970	(86,630)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(26,142)	—
Capitalized software	(5,712)	(6,479)
Purchases of property and equipment	(10,570)	(35,385)
Other	—	233
Net cash used in investing activities	(42,424)	(41,631)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriter discounts	950,360	—
Payment of deferred offering costs	(4,044)	—
Repayments of secured borrowings	—	(8,544)
Extinguishment of convertible notes	(244,528)	—
Change in customer funds obligations, net	26,002	6,138
Proceeds from issuance of long-term debt	—	194,850
Proceeds from exercise of stock options	17,727	1,158
Proceeds from issuance of Series F preferred stock	—	402,368
Proceeds from exercise of restricted stock	10,397	265
Repurchase of restricted stock	—	(155)
Repurchase of common stock	—	(275)
Net cash provided by financing activities	755,914	595,805

Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	747,460	467,544
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(183)	5
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	593,676	159,389
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,340,953	$626,938
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$1,301,619	$611,907
Cash held on behalf of customers	36,640	12,853
Restricted cash	2,694	2,178
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,340,953	$626,938
Supplemental disclosures of cash flow information
Cash paid for interest	$13,226	$—
Non-cash items in investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses	$148	$8,868
Contingent consideration included in purchase price	1,876	—
Deferred payments included in purchase price	5,357	—
Common stock issued in acquisition	14,857	—
Conversion of convertible preferred stock into Class B common stock upon initial public offering	848,893	—
Issuance of Class B common stock upon exercise of common stock warrants	43,297	—
Issuance of common stock warrants upon debt extinguishment	125,111	—
Deferred offering costs included in accounts payable and accrued expenses	2,298	—
Stock-based compensation included in capitalized software	545	—
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Amounts in thousands, except share and per share amounts)
1. Description of Business and Basis of Presentation
Toast, Inc. (together with its subsidiaries, the “Company” or “Toast”), a Delaware corporation, is a cloud-based end-to-end technology platform purpose-built for the entire restaurant community. Toast’s platform provides a comprehensive suite of software as a service (“SaaS”) products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. Toast serves as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels.
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2021, the results of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period. The information included in these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s final prospectus dated September 21, 2021 (the “Prospectus”) as filed with the SEC on September 22, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes income and expenses that are recorded as an element of stockholders’ equity (deficit), but are excluded from the Company’s net loss. For all periods presented, the Company’s other comprehensive income (loss) consists of foreign currency translation adjustments related to the Company’s foreign subsidiaries.

Stock Split

On September 9, 2021, the Company’s Board of Directors and stockholders approved a 5-for-1 stock-split of the Company’s common stock and convertible preferred stock which became effective upon the filing of the Company’s amended and restated certificate of incorporation on September 10, 2021. Upon the effectiveness of the stock split, (i) every one share of common stock outstanding was converted into 5 shares of common stock, (ii) every one share of convertible preferred stock outstanding was converted into 5 shares of convertible preferred stock, (iii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally increased on a 5-for-1 basis, (iv) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a 5-for-1 basis, (v) the number of shares of common stock that will be issued when each outstanding RSU vests was proportionally increased on a 5-for-1 basis, (vi) the number of shares issuable upon the exercise of warrants to purchase common stock and preferred stock was proportionally increased on a 5-for-1 basis, and (vii) the exercise price of each outstanding warrant to purchase common stock and preferred stock was proportionately decreased on a 5-for-1 basis. Additionally, shares of common stock that remain available for issuance to officers, directors, employees, and consultants pursuant to the Company’s 2014 Amended and Restated Stock Incentive Plan, as amended, were proportionately increased on a 5-for-1 basis. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the stock split.

Initial Public Offering

On September 24, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 25,000,000 shares of its Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 3,260,869 shares. The Company received net proceeds of $943.9 million after deducting underwriting discounts and commissions and other offering costs.

Immediately prior to the completion of the IPO, 253,832,025 shares of convertible preferred stock were automatically converted into an equal number of shares of Class B common stock, outstanding warrants to purchase shares of Series B convertible preferred stock were automatically exchanged into 255,910 shares of Class B common stock for immaterial cash consideration, and 400,000 outstanding warrants to purchase shares of Series B convertible preferred stock became exercisable for the same number of shares of Class B common stock. Additionally, outstanding warrants to purchase 214,500 and 131,625 shares of Series C convertible preferred stock, respectively, became exercisable for the same number of shares of Class B common stock.

In connection with the consummation of the IPO, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware on September 24, 2021. The Restated Certificate amended and restated the Company’s then existing amended and restated certificate of incorporation in its entirety, and, among other things: (i) authorized 7,000,000,000 shares of Class A common stock; (ii) authorized 700,000,000 shares of Class B common stock; (iii) authorized 100,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; and (iv) eliminated all references to the previously-existing series of preferred stock. Upon completion of the IPO, each share of common stock issued and outstanding was reclassified as, and became, one share of Class B common stock. Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class A common stock and Class B common stock are entitled to receive dividends, when and if declared by the Board. In addition, each share of Class B common stock will convert automatically into a share of Class A common stock on the earlier of (i) the date that is seven years from the date of the filing and effectiveness of the Restated Certificate in Delaware, or (ii) the date the holders of at least two-thirds of the Company’s outstanding Class B common stock elect to convert the Class B common stock to Class A common stock.

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activity and travel restrictions as well as “shelter-at-home” orders. These restrictions impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations.
The Company considered the potential effects of the COVID-19 pandemic on its consolidated financial statements and the carrying amounts of assets or liabilities as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had recognized a liability of $8,987 and $6,930, respectively, in connection with lease termination fees. During the nine months ended September 30, 2020, the Company completed a significant reduction in workforce, pursuant to which it incurred severance costs of $10,127 and stock-based compensation expense of $980 in connection with the modification of previously issued employee stock option awards. Additionally, the Company was also engaged in efforts to reduce operating expenses and took other measures to reduce discretionary spending while conditions remained uncertain for the restaurant industry.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
2. Summary of Significant Accounting Policies and Supplemental Financial Statement Disclosures
The Company believes that other than the adoption of new accounting pronouncements as described below, there have been no significant changes during the nine months ended September 30, 2021 and 2020 to the items disclosed in Note 2, "Summary of Significant Accounting Policies", included the audited financial statements for the years ended December 31, 2020 and 2019.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, allowances for uncollectible loans and merchant cash advances, loan servicing assets, allowance for excessive and obsolete inventory, reserves for warranties on hardware sold, reserves for sales returns, guarantees for losses on customer loans held with a bank the Company partners with, business combinations and other acquired intangible assets, stock-based compensation, warrants, convertible debt, debt derivatives and common stock valuation. Actual results could vary from those estimates.
Deferred Offering Costs
The Company capitalized certain legal, accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until such financings were consummated. Upon completion of the IPO, $6,462 of such costs were recorded as a reduction of the proceeds generated from the offering which were recognized in additional paid-in capital. As of December 31, 2020, $120 of deferred offering costs included in other non-current assets on the unaudited consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the guidance in ASC 840, Leases. The new standard requires lessees to classify leases as either finance or operating leases based on whether they effectively represent a financed purchase by the lessee.
This classification determines lease expense recognition based on an effective interest method or a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a lease term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for as operating leases. Topic 842 is effective for fiscal years beginning after December 15, 2019 for public entities, and for fiscal years beginning after December 15, 2021, and interim periods in annual periods beginning after December 15, 2022, for non-public entities. Early adoption is permitted. The Company is currently evaluating the impact of Topic 842 adoption on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments, including ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, and ASU 2020-02. The guidance and the related amendments modify the accounting for credit losses for most financial assets and require the use of an expected credit loss model replacing the currently used incurred loss method. Under this model, entities will be required to estimate the expected lifetime credit losses for such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Topic 326 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public entities and for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, for non-public entities. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 adoption on its consolidated financial statements and related disclosures.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements (Topic 326), Financial Instruments — Credit Losses (Topic 815), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). The amendments clarify the scope of the credit losses standard, among other things. With respect to hedge accounting, the amendments address partial-term fair value hedges and fair value hedge basis adjustments. Additionally, the amendments address the scope of the guidance related to recognition and measurement of financial instruments, the requirements for remeasurement to fair value when using the measurement alternative, and certain disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for the entities that adopted Topic 326, and for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, for non-public entities. Early adoption is permitted for the entities that have adopted Topic 326. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The new guidance is effective for fiscal years beginning after December 15, 2020 for public entities and for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, for non-public entities. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related earnings per share guidance for both subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements and related disclosures.

Emerging Growth Company Status
The Company is an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) and accordingly the Company may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until the Company is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for complying with new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the unaudited consolidated financial statements may not be comparable to companies that comply with public company effective dates. If the Company were to lose EGC status for purposes of its 2021 consolidated financial statements, it would need to adopt ASUs No. 2016-02, 2016-13, 2019-04 and 2019-12, retroactive to January 1, 2021 in its annual consolidated financial statements.
3. Revenue from Contracts with Customers
During the nine months ended September 30, 2021 and 2020, the Company generated four types of revenue, including: (1) subscription services from its software as a service (the “SaaS”) products, (2) financial technology services, including loan servicing activities, (3) hardware, and (4) professional services. Our contracts often include promises to transfer multiple products and services to a customer.

The following table summarizes the activity in deferred revenue:

	Nine Months Ended September 30,
	2021	2020
Deferred revenue, beginning of year	$58,213	$59,494
Cumulative adjustment for adoption of ASC 606	—	7,048
Deferred revenue, beginning of year, as adjusted	58,213	66,542
Deferred revenue, end of period	59,697	64,276
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$36,078	$23,413
As of September 30, 2021, approximately $352,045 of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue of approximately $343,391 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$29,406	$—
Adjustment due to adoption of ASC 606	—	19,617
Capitalization of sales commissions costs	30,876	17,580
Amortization of sales commissions costs	(17,596)	(10,818)
Ending balance	$42,686	$26,379

	Nine Months Ended September 30,
	2021	2020
Capitalized sales commissions costs, current	$23,931	$14,758
Capitalized sales commissions costs, non-current	18,755	11,621
Total capitalized sales commissions costs	$42,686	$26,379
Amortization of sales commissions costs was $6,604 and $4,051, respectively, during the three months ended September 30, 2021 and 2020.
4. Business Combination
On June 8, 2021, the Company acquired 100% of the outstanding capital stock of xtraCHEF, Inc. (“xtraCHEF”), a provider of restaurant-specific invoice management software that automates the accounts payable and inventory workflow and improves efficiencies related to expense tracking and recording. The acquisition is expected to expand the Company’s product portfolio and enable its customers to improve operational efficiencies and financial decision-making.
The preliminary aggregate purchase price, net of cash acquired of $883, is subject to normal and customary purchase price adjustments and is as follows on the acquisition date:

Amount
Cash consideration, net of cash acquired	$23,528
Fair value of common stock issued	14,857
Fair value of settled stock option awards	1,343
Fair value of contingent consideration	1,876
Liabilities settled on behalf of xtraCHEF	1,271
Deferred payments for indemnity claims and working capital funds, net of adjustments (1)	5,357
Total purchase price	$48,232
(1)The amount includes the indemnity funds related to the seller's satisfaction of potential indemnity claims that may be released to the sellers no later than 15 months following the acquisition date, as well as a cash payment related to working capital, subject to further working capital adjustments, that will be released to the sellers or remitted back to the Company no later than 12 months following the acquisition date.
In consideration for the acquisition of xtraCHEF, the Company issued 569,400 shares of common stock to the seller shareholders with a fair value of $26.10 per share on the acquisition date supported by a contemporaneous valuation. Additionally, the Company settled 265,250 acquiree option awards that were subject to accelerated vesting on the acquisition date. Total consideration transferred for the settled option awards consisted of cash consideration of $2,823 and deferred consideration of $531, which included the indemnity fund, the working capital fund and the fair value of contingent consideration. The consideration transferred for the settled option awards of $3,354 approximated the estimated fair value of the settled option awards on the acquisition date, of which $1,343 was attributable to pre-acquisition services and included in the purchase price. The remaining amount of $2,011 was recorded as a stock-based compensation expense on the acquisition date within general and administrative expenses in the Company’s unaudited consolidated statements of comprehensive loss.

Fair value of contingent consideration of $2,013 on the acquisition date was estimated based on a Monte Carlo simulation and recorded as a liability in the consolidated balance sheets. Contingent consideration liability was $2,293 at September 30, 2021. Contingent consideration is based on a cumulative achievement of certain recurring revenue targets, as defined in the acquisition agreement, and represents a potential obligation of the Company to pay cash and issue additional shares of its common stock to the former xtraCHEF shareholders up to a certain amount based on the achievement of the required revenue targets during the years ended December 31, 2021 and 2022. The contingent consideration obligation is limited to a maximum payment amount of $7,300. The liability of $5,650 related to the indemnity fund will be released to the sellers, to the extent there are no claims for indemnification by the Company against the fund, no later than 15 months following the acquisition date and is included within other long-term liabilities in the unaudited consolidated balance sheets.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations ("ASC 805"). The operating results of xtraCHEF have been reflected in the Company’s results of operations from the date of the acquisition. The Company used a market participant approach to record the assets acquired and liabilities assumed in the xtraCHEF acquisition. Due to the timing of the acquisition, the accounting for this acquisition was not complete as of September 30, 2021. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as the Company obtains additional information. In particular, additional time is needed to review and finalize the results of the valuation of assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. Goodwill is primarily the result of expected synergies from combining the operations of xtraCHEF with the Company’s operations and is currently not deductible for tax purposes.
The following table summarizes the allocation of the preliminary purchase price and the amounts of assets acquired and liabilities assumed for the acquisition based upon their estimated fair values at the date of acquisition. Such balances are reflected in the unaudited consolidated balance sheets as of September 30, 2021:

Amount
Property and equipment	$22
Intangible assets	13,500
Goodwill	38,851
Net working capital	(221)
Deferred tax liability	(3,920)
Net assets acquired	$48,232
The developed technology and the customer relationships intangible assets of $12,600 and $900, respectively, have a weighted average amortization period of 10 years and 6 years, respectively, on the acquisition date. The Company used the income approach in accordance with the relief-from-royalty method to estimate the fair value of the developed technology which is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. Fair value of the customer relationships was estimated based on the income approach in accordance with the excess-earnings method which is equal to the present value of the after-tax cash flows attributable to the intangible asset only.

During the nine months ended September 30, 2021, the Company incurred acquisition-related costs of $1,113 in connection with the acquisition of xtraCHEF which were recorded in general and administrative expenses in the Company’s unaudited consolidated statements of comprehensive loss. There were no such costs incurred during the three months ended September 30, 2021.

The Company did not present proforma financial information for its consolidated results of operations for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 as if the acquisition of xtraCHEF occurred on January 1, 2020 because such results were not material. Revenue and result of operations from xtraCHEF were not material to the Company's consolidated revenue and consolidated net loss during the three and nine months ended September 30, 2021.
5. Cash and Cash Equivalents, Cash Held on Behalf of Customers and Restricted Cash
The Company defines cash and cash equivalents as highly liquid investments with original maturities of 90 days or less at the time of purchase. At September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents consisted primarily of cash held in checking and money market accounts.
Cash held on behalf of customers represents an asset that is restricted for the purpose of satisfying obligations to remit funds to various tax authorities to satisfy customers’ payroll, tax, and other obligations. Cash held on behalf of customers is included within prepaid expenses and other current assets, and the corresponding customer funds obligation is included within accrued expenses and other current liabilities on the Company’s unaudited consolidated balance sheets.
Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash collateralized letters of credit to cover potential customer defaults on third-party financing arrangements. Additionally, restricted cash is held as collateral pursuant to an agreement with the originating bank for the Company’s loan product (see Note 9).
Cash, cash equivalents, cash held on behalf of customers, and restricted cash consisted of the following:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,301,619	$581,824
Cash held on behalf of customers	36,640	10,638
Restricted cash	2,694	1,214
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,340,953	$593,676
6. Fair Value of Financial Instruments
Certain assets and liabilities of the Company are carried at fair value and measured based on the valuation techniques that are classified and disclosed based on three levels of the fair value hierarchy. The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments in active markets. The fair value of the Company’s Level 3 financial instruments is based on unobservable inputs that are supported by little or no market activity, including pricing models, discounted cash flow methodologies, and similar techniques. As of September 30, 2021 and December 31, 2020, there were no financial instruments with fair value measured based on Level 2 hierarchy.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurement at September 30, 2021 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$183,000	$—	$—	$183,000
	$183,000	$—	$—	$183,000
Liabilities:
Warrants to purchase common stock	—	—	308,195	308,195
Contingent consideration	—	—	2,293	2,293
	$—	$—	$310,488	$310,488

	Fair Value Measurement at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$142,000	$—	$—	$142,000
	$142,000	$—	$—	$142,000
Liabilities:
Warrants to purchase preferred stock	$—	$—	$11,405	$11,405
Derivative liabilities	—	—	37,443	37,443
	$—	$—	$48,848	$48,848
During the nine months ended September 30, 2021 and 2020, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

Valuation of Warrants to Purchase Preferred Stock
The fair value of the liability for warrants to purchase preferred stock in the table above was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield. The following table indicates the weighted-average assumptions made in estimating the fair value for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30, 2021 (1)	Nine Months Ended September 30, 2020
Risk-free interest rate	0.8%	0.2%
Contractual term (in years)	4.7	6.0
Expected volatility	53.6%	60.0%
Expected dividend yield	—%	—%
Exercise price	$0.74	$0.74
_______________
(1) During the nine months ended September 30, 2021, fair value of the preferred stock warrants liability was measured based on the weighted average assumptions from January 1, 2021 through September 24, 2021, the date they were converted into common stock warrants.
Immediately prior to the completion of the IPO on September 24, 2021, all outstanding warrants to purchase preferred stock were automatically converted into warrants to purchase common stock for no consideration or became exercisable for the same number of shares of Class B common stock (see Note 11). As a result, the associated preferred stock warrant liability was reclassified into common stock warrant liability following the IPO.

Valuation of Warrants to Purchase Common Stock
The fair value of the liability for warrants to purchase common stock in the table above was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield.
The following table indicates the weighted-average assumptions made in estimating the fair value for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021 (1)
Risk-free interest rate	1.1%
Contractual term (in years)	5.69
Expected volatility	53.3%
Expected dividend yield	—%
Exercise price	$17.15
_______________
(1) Fair value of the common stock warrants liability excludes the warrants to purchase preferred stock which were converted into warrants to purchase Class B common stock immediately prior to the completion of the IPO.

Valuations of Convertible Notes, Related Bifurcated Derivative Liability and Contingently Issuable Warrants
In June 2020, the Company issued $200,000 aggregate principal amount of senior unsecured convertible promissory notes (the “Convertible Notes”). The Convertible Notes provided a conversion option whereby upon the closing of an underwritten public offering or direct listing of the Company’s common stock on a national securities exchange, in each case, that meets certain criteria, the Convertible Notes would convert into common stock at a conversion price that represented a discount to the price paid by investors (see Note 10). The conversion option was determined to be an embedded derivative, required to be bifurcated and accounted for separately from the Convertible Notes. Upon a voluntary redemption of the Convertible Notes, the Company is obligated to issue warrants to the note holders to purchase common stock equal to two-thirds the principal balance divided by the strike price which is determined assuming a total equity value of $9,500,000 divided by the fully diluted share count at the time of conversion. These contingently issuable warrants to purchase common stock met the definition of a derivative and were accounted for separately and recorded based on the fair value of those warrants as adjusted for the probability that there would be a voluntary redemption of the Convertible Notes.
The fair value of the bifurcated derivative liability and contingently issuable warrants was determined based on inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuations of the bifurcated derivative liability and contingently issuable warrants were measured using an income approach based on a discounted cash flow model, as well as a probability-weighted expected return method (“PWERM”). The Company used various key assumptions, such as estimation of the timing and probability of expected future events, and selection of discount rates applied to future cash flows using a yield curve representative of the Company’s credit risk.
The estimated fair value of the Convertible Notes at December 31, 2020 was $249,301, a Level 3 measurement, based on assumptions about a plain vanilla debt instrument based on entity specific credit risk assumptions and the contractual term of the debt and the values previously noted for the bifurcated derivative liability and contingently issuable warrants, and adjusted for the expected probability of the settlement options allowable under the Convertible Notes.
On June 21, 2021, the Company prepaid all of the then-outstanding Convertible Notes as an optional prepayment (see Note 10). In connection with the optional prepayment, the Company derecognized the bifurcated derivative liability and contingently issuable warrants which were remeasured at fair value on the settlement date.
Contingent Consideration Liability
Fair value of contingent consideration liability incurred in connection with the acquisition of xtraCHEF was estimated at $2,013 on the acquisition date based on a Monte Carlo simulation (see Note 4). The Monte Carlo simulation performs numerous simulations utilizing certain assumptions, such as projected revenue amounts over the related period, risk-free rate, and risk-adjusted discount rate. The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration which is subject to remeasurement during each reporting period until the contingency is resolved and the liability is settled. The Company recognizes the change in fair value of the contingent consideration liability in its results of operations.

The following tables provide a roll-forward of the aggregate fair value of the Company’s warrants to purchase preferred stock, common stock, derivative liability, and contingent consideration liability, for which fair value is determined using Level 3 inputs:

	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Derivative Liability	Contingent Consideration Liability
Balance as of December 31, 2020	$11,405	$—	$37,443	$—
Fair value at issuance	—	125,111	—	—
Fair value on the acquisition date	—	—	—	2,013
Change in fair value and other adjustments	38,284	176,692	103,281	280
Settlement	(43,297)	—	(140,724)	—
Conversion of preferred stock warrants into common stock warrants upon the IPO	(6,392)	6,392	—	—
Balance as of September 30, 2021	$—	$308,195	$—	$2,293

	Preferred Stock Warrant Liability	Derivative Liability
Balance as of December 31, 2019	$3,187	$—
Fair value at issuance	—	30,161
Change in fair value and other adjustments	(60)	18,324
Balance as of September 30, 2020	$3,127	$48,485
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Cash held on behalf of customers	$36,640	$10,638
Prepaid software subscriptions	9,144	6,088
Prepaid expenses	4,699	2,365
Prepaid commissions	1,757	999
Prepaid rent	2,229	830
Prepaid insurance	9,022	399
Deposits for inventory purchases	15,293	—
Other current assets	777	292
	$79,561	$21,611

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued transaction-based costs	$107,502	$14,226
Accrued payroll and bonus	13,711	12,185
Customer funds obligation	36,640	10,638
Accrued expenses	18,337	7,989
Accrued commissions	11,403	7,493
Sales return and allowance	8,032	4,137
Product warranty liability	4,468	2,362
Deferred rent	1,572	1,290
Sales taxes payable	1,825	849
Servicing loan guarantee liability	838	509
Other liabilities	1,890	1,494
	$206,218	$63,172
9. Loan Servicing Activities
The Company performs loan servicing activities through the Toast Capital loan program, where the Company partners with an industrial bank to provide working capital loans to qualified Toast customers based on the customer’s current payment processing and POS data. Under the program, the Company’s bank partner originates the loans and the Company markets and services the loans and facilitates the loan application and origination process. These loans provided eligible customers with access to financing of up to $250, and loan repayment occurs automatically through a fixed percentage of every payment transaction on Toast’s platform. These loans had a maximum size of $250 prior to the COVID-19 pandemic when lending was temporarily paused. Since resuming loan servicing activities starting in the fourth quarter of 2020, the Company has had a maximum loan size of $100. The Company earns a share of interest and fees paid on loans, which is recognized as servicing revenue as the services are delivered and included within financial technology services revenue in the unaudited consolidated statements of comprehensive loss. Servicing revenue is adjusted for the amortization of servicing rights carried at amortized cost.
Under the terms of the contracts with the bank partner, the Company provides limited credit enhancement to the bank partner in the event of excess bank partner portfolio credit losses by holding cash in restricted escrow accounts in an amount equal to a contractual percentage of the bank partner’s monthly originations and month-end outstanding portfolio balance, which was $2,694 and $906, respectively, at September 30, 2021 and December 31, 2020.
The Company assumes on a limited basis a liability for defaults on the loans it services based on a specified percentage of the total loans originated which is measured on a quarterly basis. The estimated liability is accounted for as a guarantee based on ASC 460, Guarantees, which is recorded as a reduction of net revenue at the time the loans are originated and is trued up over the period of repayment. Customers historically repaid their Toast Capital loans in nine months on average. If the merchants fall behind in payments for a defined period of time, the Company is obligated to purchase the loans from its bank partner and such purchases are recorded as a reduction to the Company’s potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated. At September 30, 2021 and December 31, 2020, the Company had $2,915 and $3,483, respectively, of acquired loans outstanding which are largely reserved based on collectability risk.
As of September 30, 2021 and December 31, 2020, the Company recorded a guarantee liability of $838 and $509, respectively, which represents the Company’s estimate of additional loans expected to be repurchased under the guarantee.

10. Debt
Revolving Line of Credit
In March 2019, the Company entered into a senior secured credit facility (the “2019 Facility”), which comprised a revolving line of credit equal to $100,000. Interest on outstanding loans under the 2019 Facility accrued interest at a per annum rate of, at the election of the Company, LIBOR plus 3.00% or the base rate plus 2.00%. Interest was payable in arrears quarterly, in the case of base rate loans, and at the end of the applicable interest period (but not less frequently than three months), in the case of LIBOR loans. This credit facility was subject to certain financial maintenance covenants, including maximum total net debt to recurring revenue ratio, maximum senior net debt to recurring revenue ratio, minimum liquidity and minimum last quarter annualized recurring revenue. Amortization of the debt issuance costs totaled $82 for the three months ended September 30, 2020, and $163 and $245, respectively, for the nine months ended September 30, 2021 and 2020. There was no amortization of the debt issuance costs recognized for the three months ended September 30, 2021. As of December 31, 2020, no amount was drawn and outstanding under the 2019 Facility; however, approximately $13,700 of letters of credit were outstanding, which reduced the amount available under this credit facility to $86,300.
On June 8, 2021, the Company terminated the 2019 Facility and entered into a new revolving line of credit facility (the “2021 Facility”) equal to $330,000. Interest on outstanding loans under the 2021 Facility is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate. multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250,000. As of September 30, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330,000 available for borrowings. As of September 30, 2021, there were $11,744 of letters of credit outstanding. As a result of entering into a 2021 Facility, the Company became obligated to prepay or redeem the Convertible Notes which occurred on June 21, 2021.
The Company incurred $2,582 of debt issuance costs in connection with obtaining the 2021 Facility which are presented within other non-current assets in the unaudited consolidated balance sheets and amortized over the term of the 2021 Facility. Amortization of debt issuance costs related to the 2021 Facility was $137 and $141, respectively, for the three and nine months ended September 30, 2021.
Convertible Notes
Convertible Notes consisted of the following:

December 31, 2020
Convertible notes	$200,000
Accrued paid in kind interest	4,533
Less: Unamortized discount	(32,824)
Long-term debt, net of discount	$171,709
In June 2020, the Company issued the Convertible Notes pursuant to the Senior Unsecured Convertible Promissory Note Purchase Agreement (the “NPA”), dated as of June 19, 2020. The aggregate principal amount of Convertible Notes issued at the time of closing of the convertible notes transaction was $200,000. The Convertible Notes bore interest at a rate of 8.5% per annum, 50% of which was payable in cash and the other 50% payable in kind. Interest was payable semi-annually in arrears, beginning on December 30, 2020. Unless earlier converted, redeemed, or repaid, the Convertible Notes would mature on June 19, 2027. Interest expense related to the Convertible Notes was $5,559 for the three months ended September 30, 2020 and $11,771 and $6,404, respectively, for the nine months ended September 30, 2021 and 2020. There was no interest expense related to the Convertible Notes during the three months ended September 30, 2021 since the Company prepaid all of the outstanding Convertible Notes on June 21, 2021.

Upon the issuance of the Convertible Notes, the Company identified and assessed the embedded features of the Convertible Notes. The Company concluded that the conversion features upon both IPO and non-IPO events pursuant to which the Company’s securities would become publicly traded, as well as the redemption features upon a change in control, certain events of default and sales of certain assets were not clearly and closely related to the Convertible Notes and met the definition of a derivative and therefore were required to be bifurcated and separately accounted from the Convertible Notes. The Company estimated the fair value of these bifurcated derivative features as a combined single derivative liability. Additionally, the contingently issuable warrants to purchase common stock met the definition of a derivative and were accounted for separately and recorded based on their fair value as adjusted for the probability that there would be a voluntary redemption of the Convertible Notes. The estimated fair values of the derivative liability and warrants on the issuance date were deducted from the carrying value of the Convertible Notes and recorded in long-term liabilities. The bifurcated derivative liability and contingently issuable warrants were subsequently adjusted to their fair value during each reporting period with the change in fair value recorded in other income (expense).

The Company allocated the transaction costs related to the Convertible Notes and bifurcated derivatives using the same proportion as the allocation of proceeds from the Convertible Notes. Transaction costs attributable to Convertible Notes were recorded as a direct deduction from the debt liability in the consolidated balance sheets, along with the original issue discount, and amortized to interest expense over the term of the Convertible Notes. The transaction costs attributable to the bifurcated derivatives were expensed as incurred. The carrying value of the Convertible Notes was accreted to the principal amount along with the 15% exit fee payable at maturity as interest expense using the effective interest method over the term of the Convertible Notes. The effective interest rate on the Convertible Notes was 13.33%.

Upon a voluntary redemption of the Convertible Notes in whole (but not in part), the Company was obligated to pay an applicable premium, as further described in the NPA and in the Convertible Notes, and issue warrants to the note holders to purchase a number of shares of common stock equal to the quotient of: (i) two-thirds of the outstanding principal amount, plus any accrued and unpaid interest, on such redemption date, divided by (ii) the Capped Price, provided that if the Convertible Notes were voluntarily redeemed prior to December 19, 2021, the number of shares underlying such warrants would be calculated as of December 19, 2021. On June 21, 2021, the Company prepaid all of the outstanding Convertible Notes with a carrying amount of $183,478, including principal and accrued cash and paid in kind interest, net of an unamortized discount, for an aggregate amount equal to $248,875, including the associated transaction costs of $145. In connection with the prepayment, the Company issued to the registered holders of the Convertible Notes the warrants to purchase 8,113,585 shares of the Company’s common stock with an exercise price of $17.51 per share. The fair value of the warrants of $125,111 was included in the Convertible Notes’ aggregate settlement consideration of $373,986. Additionally, the Company derecognized the liability for the bifurcated derivative and contingently issuable warrants of $140,724 which were remeasured at fair value on the settlement date. During the nine months ended September 30, 2021, the Company recognized a loss of $49,783 on the settlement of the Convertible Notes and a loss of $103,281 on the change in fair value of the bifurcated derivative liability and contingently issuable warrants which were recorded in other income (expense) in the unaudited statements of comprehensive loss.

11. Warrants to Purchase Preferred and Common Stock

Warrants to Purchase Preferred Stock

In conjunction with certain debt financing transactions, the Company issued warrants to purchase shares of preferred stock. These warrants were exercisable upon issuance and were not subject to any vesting or restrictions on timing of exercise.

The Company classified the warrants as liabilities on its unaudited consolidated balance sheets as the warrants were free-standing financial instruments that could require the Company to transfer assets upon exercise. The initial value of the warrants was recorded as a discount to the related convertible debt and amortized as interest expense. All debt financing arrangements entered into prior to March 2019 have been settled; however, the associated warrants remained outstanding prior to the completion of the IPO on September 24, 2021. Upon the completion of the IPO, 255,910 outstanding warrants to purchase shares of Series B convertible preferred stock were automatically exchanged into 255,910 shares of Class B common stock upon payment of immaterial aggregate consideration for all such shares, and 400,000 outstanding warrants to purchase shares of Series B convertible preferred stock became exercisable for the same number of shares of Class B common stock. Additionally, outstanding warrants of 214,500 and 131,625, respectively, to purchase Series C convertible preferred stock became exercisable for the same number of shares of Class B common stock. As a result, the associated preferred stock warrant liability was reclassified into common stock warrant liability following the IPO.
The warrants consisted of the following instruments:

	December 31, 2020
Issuance Date	Contractual Term	Class of Stock	Balance Sheet Classification	Shares Issuable Upon Exercise	Exercise Price	Fair Value of Warrant Liability
December 7, 2015	10.5 years	Series B	Liability	255,910	$0.40	$2,943
August 9, 2016	10 years	Series B	Liability	400,000	$0.40	4,601
December 28, 2017	10 years	Series C	Liability	214,500	$1.40	2,317
January 23, 2018	8 years	Series C	Liability	131,625	$1.40	1,544
				1,002,035		$11,405
The warrants were measured at fair value at issuance and subsequently remeasured at fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense) in the Company’s unaudited consolidated statements of comprehensive loss. The Company recorded an expense of $21,701 and $202, respectively, related to the change in the fair value of the preferred stock warrant liability during the three months ended September 30, 2021 and 2020, and an expense of $38,193 and a gain of $60, respectively, during the nine months ended September 30, 2021 and 2020.
Warrants to Purchase Common Stock
In conjunction with the optional prepayment of the Convertible Notes on June 21, 2021, the Company issued warrants to purchase 8,113,585 shares of the Company’s common stock with an exercise price of $17.51 per share (see Note 10). These warrants are exercisable upon issuance and are not subject to any vesting or restrictions on timing of exercise.

The Company classifies the warrants as liabilities and recognizes them at fair value in its unaudited consolidated balance sheets because they meet the definition of a derivative. Subsequent changes in the warrants’ respective fair values are recognized in the Company’s results of operations in its unaudited consolidated statements of comprehensive loss at each reporting period. The Company evaluated the warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). The agreement governing the warrants includes a provision the application of which could result in a different exercise price and a settlement value depending on the assumption of the warrants by their holders. The warrants are not considered to be indexed to the Company’s own stock because the actions of the warrant holders do not represent an input into the pricing of a fixed-for-fixed option on the Company’s shares of common stock which precludes the Company from classifying the warrants in stockholders’ equity (deficit).
The warrants were initially measured at fair value upon their issuance and are subsequently measured at fair value during each reporting date. Changes in the fair value of the warrants liability are recognized as a component of other income (expense) in the Company’s unaudited consolidated statements of comprehensive loss. Changes in the fair value of the warrants liability will continue to be recognized in the Company’s results of operations until the warrants are exercised or expire.
Immediately prior to the completion of the IPO, outstanding warrants to purchase Series B convertible stock were automatically exchanged into 255,910 shares of Class B common stock. Upon completion of the IPO, the remaining 746,125 outstanding warrants formerly related to convertible preferred stock became exercisable for the same number of shares of Class B common stock. Warrant holders exercised a portion of these warrants following the IPO for immaterial cash consideration which resulted in the issuance of 604,512 shares of the Company’s Class B common stock. On October 1, 2021, warrant holders exercised the remaining warrants for immaterial cash consideration which resulted in the issuance of 128,379 shares of the Company’s Class B common stock. The Company derecognized the associated common stock warrant liability with a corresponding adjustment to the additional paid in capital in the unaudited consolidated balance sheets. The warrant liability was remeasured at fair value on the exercise date resulting in a remeasurement loss of $18,902 recorded within other income (expense) for the warrants exercised during the three months ended September 30, 2021. Additionally, during the three months ended September 30, 2021, the Company recognized a remeasurement loss of $2,799 for the warrants exercised on October 1, 2021.
12. Convertible Preferred Stock
The Company has previously issued Series A convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”), Series C convertible preferred stock (the “Series C Preferred Stock”), Series D convertible preferred stock (the “Series D Preferred Stock”), Series E convertible preferred stock (the “Series E Preferred Stock”), and Series F convertible preferred stock (the “Series F Preferred Stock”) (collectively, the “Preferred Stock”).
Immediately prior to the completion of the IPO on September 24, 2021, all of then outstanding 253,832,025 shares of the Company’s convertible preferred stock were automatically converted into an aggregate 253,832,025 shares of Class B common stock. The holders of the Company’s convertible preferred stock had certain voting, conversion, dividend, and redemption rights, as well as liquidation preferences and conversion privileges, in respect of the convertible preferred stock. All of such rights, preferences, and privileges associated with the convertible preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of convertible preferred stock into shares of Class B common stock.

The following table summarizes convertible preferred stock at December 31, 2020 and immediately prior to the conversion into Class B common stock upon completion of the IPO:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	18,072,290	18,072,290	$1,500	$1,500	18,072,290
Series B Preferred Stock	76,536,695	75,803,515	29,449	29,621	75,803,515
Series C Preferred Stock	38,773,865	36,643,445	50,965	51,154	36,643,445
Series D Preferred Stock	33,223,530	33,223,530	114,827	115,000	33,223,530
Series E Preferred Stock	45,788,025	45,788,025	249,784	250,000	45,788,025
Series F Preferred Stock	44,851,275	44,301,220	402,368	402,695	44,301,220
	257,245,680	253,832,025	$848,893	$849,970	253,832,025
13. Common Stock
As of December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 570,000,000 shares, of $0.000001 par value common stock, of which 219,755,430 shares were issued and outstanding. The holders of the common stock were entitled to one vote for each share of common stock held at all meetings of stockholders.

In connection with the consummation of the IPO, the Company filed the Restated Certificate with the Secretary of State of the State of Delaware on September 24, 2021 (see Note 1). The Restated Certificate amended and restated the Company’s then existing amended and restated certificate of incorporation in its entirety and authorized 7,000,000,000 shares of Class A common stock and 700,000,000 shares of Class B common stock. Upon completion of the IPO, each share of common stock issued and outstanding was reclassified as, and became, one share of Class B common stock. As of September 30, 2021, 25,000,000 shares of Class A common stock and 479,406,030 shares of Class B common stock were issued and outstanding.
During the nine months ended September 30, 2020, the Company repurchased 25,000 shares of common stock at a cost of $205. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding. There were no shares repurchased by the Company during the nine months ended September 30, 2021.
As of each consolidated balance sheet date, the Company had reserved shares of Class A common stock, Class B common stock and common stock for issuance in connection with the following:

	September 30, 2021	December 31, 2020
Conversion of shares of preferred stock (as if converted to common stock)	—	253,832,025
Options to purchase Class A common stock, Class B common stock and common stock	61,307,085	58,035,220
Restricted stock units	10,637,265	—
Warrants to purchase preferred stock (as if converted to warrants to purchase common stock)	—	1,002,035
Warrants to purchase Class B common stock	8,245,210	—
Shares available for future grant under the Stock Plans	58,225,697	33,435,380
	138,415,257	346,304,660

14. Restricted Stock and Promissory Notes
As of September 30, 2021 and December 31, 2020, 5,056,655 shares of Class B common stock and 1,096,800 shares of common stock, respectively, were issued upon early exercise of stock options. Pursuant to the associated agreements, upon termination of employment, unvested shares held by such individuals were subject to repurchase by the Company. As of September 30, 2021 and December 31, 2020, cash paid for unvested shares of $7,545 and $576, respectively, is included in other long-term liabilities in the unaudited consolidated balance sheets.
At each consolidated balance sheet date, shares subject to restriction consisted of the following:

Shares
Nonvested as of January 1, 2020	1,877,710
Exercise of stock options	321,400
Repurchases	(185,190)
Vested	(917,120)
Nonvested as of December 31, 2020	1,096,800
Exercise of stock options	412,810
Exercise of stock options in connection with promissory notes repayment	14,267,650
Repurchases	(4,750)
Vested	(10,715,855)
Nonvested as of September 30, 2021	5,056,655
In February 2019, the Board of Directors authorized certain senior executives to exercise an aggregate of 15,057,340 of stock options by issuing to the Company an aggregate of $22,797 in promissory notes (the “Promissory Notes”) that bore interest at 2.63% per annum and were repayable through proceeds of any sales of the stock (once it is vested) or upon a maturity date of five years from issuance, sixty days following termination of employment or immediately prior to the Company filing a registration statement under the Securities Act of 1933, as amended. The Promissory Notes were considered non-recourse for accounting purposes. Accordingly, the exercises were not considered substantive and not recorded in the consolidated balance sheets or consolidated statements of convertible preferred stock and stockholders’ equity (deficit) or consolidated statements of cash flows. Interest earned on the Promissory Notes was not recognized as income, but was incorporated into the exercise price used to determine the fair value of the underlying stock options. The fair value of the underlying stock options was recognized in the Company’s consolidated balance sheets and consolidated statements of comprehensive loss over the requisite service period through a charge to compensation expense and a corresponding adjustment to additional paid in capital. The then outstanding principal and accrued interest of $22,959 under the Promissory Notes were repaid in full in May 2021. The total repayment excluded underlying stock options as part of the Promissory Notes which were not vested, forfeited, and cancelled upon employee termination.
The Company issued 8,045,300 shares for the exercise of vested options upon the Promissory Notes repayment and recognized $13,540 of the associated cash proceeds in additional paid in capital during the nine months ended September 30, 2021. Additionally, the Company recognized a liability of $9,421 related to unvested shares in other long-term liabilities in the unaudited consolidated balance sheets.

15. Stock-Based Compensation

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on August 13, 2021, approved by the stockholders on September 9, 2021 and became effective on September 20, 2021. The 2021 Plan replaced the Amended and Restated 2014 Stock Incentive Plan, as amended (the “2014 Plan”), which continues to govern outstanding equity awards granted thereunder as the Board determined not to make additional awards under the 2014 Plan following the pricing of the Company’s IPO. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The Company initially reserved 58,190,945 shares of Class A common stock for the issuance of awards under the 2021 Plan. The number of shares reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of the Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board. As of September 30, 2021, no shares of common stock, stock options, or restricted stock units have been granted and are currently outstanding under the 2021 Plan, and 58,225,697 shares of Class A common stock remain available for issuance to officers, directors, employees, and consultants pursuant to the 2021 Plan. As of September 30, 2021 and December 31, 2020, 71,944,350 shares of Class B common stock and 58,035,220 shares of common stock, stock options, or restricted stock units, respectively, have been granted and were outstanding under the 2014 Plan. As of December 31, 2020, 33,435,380 of common stock were available for issuance to officers, directors, employees, and consultants pursuant to the 2014 Stock Plan.
Stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of revenue	$5,270	2,250	6,523	$3,169
Sales and marketing	10,337	7,445	13,276	9,094
Research and development	8,627	17,422	35,138	19,622
General and administrative	12,118	9,084	42,284	26,472
Stock based compensation	$36,352	36,201	97,221	$58,357

Stock-based compensation expense of $545 was capitalized as software development costs during the three and nine months ended September 30, 2021. There were no such costs during the three and nine months ended September 30, 2020.

The Company applied an estimated forfeiture rate in determining the expense recorded in the unaudited consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020. The Company has not recognized any tax benefits related to the effects of employee stock-based compensation.

Stock Options

For the majority of stock option awards with service conditions, 20% of each option award vests on the first anniversary of the date of grant, and the remaining 80% vests in equal quarterly installments over the next 16 quarters. Awards with performance or market conditions vest upon occurrence of certain events or meeting certain financial targets set forth in the individual grant agreements. The awards have a contractual life of ten years. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company does not have a sufficient history of market prices of its common stock due to the recently completed IPO, and as such, volatility shown below is estimated using historical volatilities of similar public entities. The expected term of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the awards. The dividend yield assumption is based on history and expectations of paying no dividends. The majority of stock compensation expense is related to the Company's employees.

Prior to the IPO, the fair value of the common stock was determined at each award grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Other factors included, but were not limited to, the Company’s consolidated financial position and historical financial performance and the status of technological developments within the Company’s research. The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model.

The following table indicates the weighted-average assumptions made in estimating the fair value for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Risk-free interest rate	1.00%	0.48%
Expected term (in years)	6.32	6.70
Expected volatility	64.75%	62.86%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$16.87	$2.23
Weighted average fair value per share of options granted	$10.07	$1.37
The following is a summary of stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2020	58,035,220	$2.08	8.27	$447,365
Granted	9,804,500	$16.87
Exercised	(4,340,713)	$1.19
Forfeited	(2,191,922)	$4.35
Outstanding as of September 30, 2021	61,307,085	$4.43	7.87	$2,790,996
Options vested and expected to vest as of December 31, 2020	58,035,220	$2.08	8.27	$447,365
Options exercisable as of December 31, 2020	57,620,665	$2.08	8.26	$445,547
Options vested and expected to vest as of September 30, 2021	61,307,085	$4.43	7.87	$2,790,996
Options exercisable as of September 30, 2021	61,307,085	$4.43	7.87	$2,790,996
(1)    The aggregate intrinsic value was determined as the difference between the estimated fair value of the Company’s common stock as of each reporting date prior to the completion of the IPO and the closing price of the Class A common stock on the last trading day of the month of September 2021, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.
The weighted average grant date fair value per share of options granted was $15.49 and $10.07, respectively, during the three and nine months ended September 30, 2021 and $1.40 and $1.37, respectively, during the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the total number of vested, unexercised options was 24,782,480 and 18,151,770, respectively, with an intrinsic value of $1,199,194 and $158,607, respectively. As of September 30, 2021 and December 31, 2020, the total number of non-vested options was 41,586,495 and 50,758,305, respectively.
The aggregate intrinsic values of options exercised was $30,142 and $81,950, respectively, during the three and nine months ended September 30, 2021 and $4,168 and $6,208, respectively, during the three and nine months ended September 30, 2020. The total fair value of options vested during the nine months ended September 30, 2021 and 2020 was $25,848 and $15,814, respectively.

As of September 30, 2021, total unrecognized stock-based compensation expense related to the options was $103,657 and is expected to be recognized over the remaining weighted-average service period of 4.02 years.
Restricted Stock Units

The Company granted restricted stock units ("RSUs") to employees and directors, some of which contain service-based vesting conditions, and some of which contain both service and performance-based vesting conditions, including liquidity event-related (“IPO-related”) vesting conditions under the 2014 Stock Plan. Compensation expense related to RSUs is equal to the fair value of the underlying shares on the date of grant. Compensation expense associated with awards that have performance-based vesting conditions is recognized when the performance conditions become probable of being achieved. RSUs that contain both service and performance-based vesting conditions (as defined in the award) become eligible to vest when both the service and performance criteria have been met. Upon consummation of the IPO, the Company began recognizing stock-based compensation expense for RSUs with the IPO-related vesting condition based on the applicable service period. During the three months ended September 30, 2021, the Company recognized $27,762 of stock-based compensation expense related to such awards.
The Company reflects RSUs as issued and outstanding shares of common stock when such units vest. The following table summarizes RSU activity during the nine months ended September 30, 2021:

	RSU	Weighted Average Grant Date Fair Value

Unvested balance as of December 31, 2020	158,370	$2.21
Granted	10,713,085	22.21
Vested	(52,790)	2.21
Forfeited	(181,400)	21.44
Unvested balance as of September 30, 2021	10,637,265	$22.02
The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2021 was $26.09. There were no RSUs granted during the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company issued 52,790 shares of common stock to settle RSUs upon vesting. The fair value of RSUs vested during the nine months ended September 30, 2021 was $1,106. No RSUs vested during the nine months ended September 30, 2020.
As of September 30, 2021, total unrecognized stock-based compensation expense related to the RSUs was $156,546 and is expected to be recognized over the remaining weighted-average service period of 3.93 years.
Performance Incentive Plan
During the nine months ended September 30, 2020, the Company granted stock-based awards to certain members of management that vest based on both service and market conditions. No such awards were granted during the nine months ended September 30, 2021. Vesting of awards is based on service conditions and the Company’s achievement of certain market capitalization targets. The weighted average fair value of awards containing market-based performance condition was determined based on a Monte Carlo simulation.

The Monte Carlo weighted-average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2020 are as follows:

Nine Months Ended September 30, 2020
Risk-free interest rate	0.30%
Expected volatility	60%
Expected dividend yield	—%
Weighted-average fair value of common stock	$3.16
Weighted average fair value per share of options granted	$0.60

Market capitalization targets related to the awards with market-based vesting conditions were achieved upon the consummation of the IPO. The Company expensed the remaining grant date fair value of these awards upon satisfaction of the service-based and market-based vesting conditions and recognized $254 of stock-based compensation expense during the three months ended September 30, 2021. The Company recognized $314 and $958, respectively, of stock-based compensation expense related to these awards during the nine months ended September 30, 2021 and 2020, and $148 during the three months ended September 30, 2020. Additionally, during the nine months ended September 30, 2020, the Company amended the terms of previously issued employee stock option awards and accelerated the vesting of certain awards. The Company accounted for the amendment as a modification of previously issued awards and incurred $343 of incremental stock-based compensation expense in connection with the modifications.
16. Income Taxes
The Company's effective income tax rate was -0.05% and -0.2% for the three months ended September 30, 2021 and 2020, respectively, and was 0.7% and -0.04% for the nine months ended September 30, 2021 and 2020, respectively. The (provision for) benefit from income taxes was $(129) and $(127), respectively, for the three months ended September 30, 2021 and 2020, and $3,623 and $(69), respectively, for the nine months ended September 30, 2021 and 2020.

The change in the provision for (benefit from) income taxes for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a non-recurring benefit of $3,920 for the release of a portion of the Company's valuation allowance during the period ending September 30, 2021. This release was due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Toast, Inc. deferred tax assets as a result of the xtraCHEF acquisition. The provision for income taxes recorded for the three months ended September 30, 2021 and 2020 is consistent, with any differences related to changes in the jurisdictional mix of earnings.

The effective income tax rate for the nine months ended September 30, 2021 differed from the federal statutory tax rate primarily due to the release of a portion of the valuation allowance as a result of the xtraCHEF acquisition and the valuation allowance maintained against the Company's remaining deferred tax assets. The effective income tax rate for the nine months ended September 30, 2020 differed from the federal statutory tax rate primarily due to the valuation allowance maintained against the Company's deferred tax assets.

17. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(252,497)	$(62,608)	$(487,147)	$(187,155)
Denominator:
Weighted average shares of common stock outstanding—basic and diluted	239,358,805	200,579,529	219,746,454	199,245,332
Net loss per share attributable to common stockholders—basic and diluted	$(1.05)	$(0.31)	$(2.22)	$(0.94)

The Company considers its currently outstanding unvested restricted stock awards, restricted shares issued upon early exercise of stock options and its convertible preferred stock which was outstanding prior to the completion of the IPO to be participating securities. Unvested restricted stock awards currently outstanding and restricted shares issued upon early exercise of stock options are considered participating securities because holders of such shares have non-forfeitable dividend rights in the event of a dividend declaration for common shares. The holders of the Company’s convertible preferred stock were entitled to non-cumulative dividends in preference to common stockholders, at specified rates, if declared. There were no dividends declared for common stock and convertible preferred stock during the three and nine months ended September 30, 2021 and 2020.
During the nine months ended September 30, 2021, the Company amended its certificate of incorporation and created two classes of common stock: Class A common stock and Class B common stock (see Note 1). The Class A common stock and Class B common stock share proportionately, on a per share basis, in the Company’s net income (losses) and participate equally in the dividends on common stock, if declared. The Company allocates net losses attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase. Weighted average shares of Class A and Class B common stock outstanding exclude shares which were acquired from the early exercise of options and the exercise of options under the Promissory Notes, both of which are not considered substantive exercises for accounting purposes (see Note 14). During the nine months ended September 30, 2021, the weighted average shares of common stock outstanding include shares issued as a result of the exercise of vested options upon the repayment of the Promissory Notes.
The Company computes net loss per common share based on the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s convertible preferred stock were not, and unvested restricted stock awards are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses for the three and nine months ended September 30, 2021 and 2020 were not allocated to these participating securities.

Diluted net loss per common share gives effect to all potentially dilutive securities. The Company’s potentially dilutive securities, which include convertible preferred stock, options to purchase common stock, unvested restricted stock units, exercised options for which the Company received non-recourse notes from the individuals, as well as warrants to purchase common stock and convertible preferred stock, and contingently convertible debt, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive as a result of a net loss incurred during each period. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share was the same during each reporting period.
The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase Class A common stock, Class B common stock and common stock	61,307,085	59,480,870	61,307,085	59,480,870
Unvested restricted stock	5,056,655	1,110,055	5,056,655	1,110,055
Unvested restricted stock units	10,637,265	—	10,637,265	—
Shares issued for exercise of non-recourse notes	—	15,057,340	—	15,057,340
Convertible preferred stock (as converted to common stock)	—	253,909,295	—	253,909,295
Warrants to purchase Class B common stock and common stock and preferred stock (as if converted to warrants to purchase common stock)	8,245,210	1,002,035	8,245,210	1,002,035
	85,246,215	330,559,595	85,246,215	330,559,595
Potential shares issuable based on the contingent conversion features under the Convertible Notes prior to their repayment were also excluded from the computation of diluted net loss per share because the number of shares issuable was contingent on the enterprise value of the business and number of shares outstanding at the time of conversion and such shares would be antidilutive for the three and nine months ended September 30, 2021 and 2020 (see Note 10).
18. Segment Information
The Company conducts its operations in the United States, Ireland, and India. The Company earns all of its revenue in the United States.

The Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region are as follows:

	September 30, 2021	December 31, 2020
United States	$42,044	$43,904
Ireland	299	207
India	38	—
	$42,381	$44,111

19. Commitments and Contingencies
Operating Leases
The Company is a party to various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2021 and 2029. The Company recognized total rent expense of $5,643 and $6,975, respectively during the three months ended September 30, 2021 and 2020, and $17,532 and $21,615, respectively, during the nine months ended September 30, 2021 and 2020.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2021, are as follows:

Year ended December 31,	Amount
2021 (remaining 3 months)	$6,257
2022	23,609
2023	13,653
2024	13,029
2025	13,098
Thereafter	47,027
$116,673
As of September 30, 2021 and December 31, 2020, there were approximately $11,600 and $13,700, respectively, of standby letters of credit held as collateral for various real estate leases.
Lease Agreements
The Company leases office and warehouse space in various cities primarily throughout the United States, Ireland, and India, pursuant to operating leases. Monthly lease payments, inclusive of base rent, expansion costs, tenant improvement allowances and ancillary charges, amount to $2,086. Monthly base rent is subject to escalation which varies based on the provisions of the related lease agreements. The leases expire at various dates in 2021 through 2029 and contain the right to exercise multi-year extension options at the Company’s discretion.
Lease Terminations

During the three months ended September 30, 2021, the Company partially terminated the lease for one of its office facilities. The lease termination penalty of $3,250 is payable in monthly installments through 2029. The Company recognized a loss of $2,298 related to lease termination costs and $1,241 of write-offs on certain leasehold improvements and other property and equipment through the planned exit date.

Net present value of the outstanding portion of lease termination fees was $8,987 and $7,171, respectively, as of September 30, 2021 and December 31, 2020, of which $7,161 and $6,237, respectively, was included in accrued expenses and other current liabilities and $1,826 and $934, respectively, in other long-term liabilities in the unaudited consolidated balance sheets based on their scheduled repayments.
Purchase Commitments
The Company had non-cancelable purchase obligations to hardware suppliers and cloud service providers of $246,881 and $62,651, respectively, as of September 30, 2021 and December 31, 2020.

Legal Proceedings
From time to time, the Company may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for losses that management deems to be probable and subject to a reasonable estimate. As of September 30, 2021 and December 31, 2020, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.
20. Subsequent Events

Toast Equity Pledge

In recognition of Toast’s values and commitment to local communities, Toast joined the Pledge 1% movement to fund its social impact initiatives through Toast.org, the philanthropic branch. Toast.org is dedicated to solving critical food issues that impact communities across the United States. As a part of this initiative, the Board of Directors reserved 5,468,890 shares of Class A common stock that the Company may, but is not required to, issue over a period of ten years in ten equal annual installments as a bona fide gift to a charitable organization to fund its social impact initiatives through Toast.org. On November 8, 2021, the Board of Directors authorized the issuance of 546,889 shares of its Class A common stock to an independent donor advised fund as the first installment of its Pledge 1% commitment. Total value of Class A common stock approved for issuance was approximately $31,900 based on the closing stock price of $58.34 on November 8, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited consolidated financial statements, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the financial information included in our final prospectus dated September 21, 2021 (the “Prospectus”) as filed with the Securities Exchange Commission (the “SEC”) on September 22, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview
Toast is a cloud-based, end-to-end technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of September 30, 2021, our customers processed over $47.6 billion of gross payment volume in the trailing 12 months on the Toast platform, partnering with us to optimize operations, increase sales, engage guests, and maintain happy employees.
By enabling these capabilities through a single, integrated platform, Toast improves experiences across the restaurant ecosystem:
•    Restaurant operators. We arm restaurants with a wide range of products and capabilities to address their specific needs regardless of size, location, or business model. As a result, restaurants using Toast often see higher sales and greater operational efficiency.
•    Guests. We are laser focused on helping our customers deliver memorable guest experiences at scale. Guests can place orders easily, safely, and accurately across web, mobile, and in-person channels for dine-in, takeout, or delivery. In addition, our platform empowers restaurants to utilize their guest data to deliver targeted and personalized experiences with loyalty programs and marketing solutions.
•    Employees. Our easy-to-learn and easy-to-use technology improves the experience of restaurant employees across Toast customers. Employees are core to delivering great hospitality, and it is critical for restaurants to engage and retain employees in an increasingly competitive labor market. Our products enable new employees to learn quickly through guided workflows, facilitate faster table turns and safer, streamlined operations, and provide greater transparency around, and timely access to, employees’ wages.
The benefits to all stakeholders using the Toast platform create a powerful, virtuous cycle that amplifies our impact on restaurants. Guest satisfaction generates loyalty to restaurants, driving repeat sales, word-of-mouth referrals, and larger checks and tips. This promotes employee satisfaction, helping reduce turnover and motivating employees to continue to raise the bar on the guest experience. In addition, our integrated software and payments platform consolidates data on restaurant sales and operations, which enables our reporting and analytics as well as financial technology solutions, such as working capital loans, to further support our customers’ success.

Since our founding, we have translated our love for restaurants into a commitment to innovation and digital transformation for the restaurant industry. As we have expanded our platform, launched new products, and added new partners over time, we have rapidly grown the number of restaurant locations on the Toast platform. Our revenue is driven by our ability to attract new customers, retain existing customers, increase sales from both new and existing customers, and ultimately help our customers grow their businesses. Unless otherwise specified, we define a customer as a restaurant organization, which may have multiple locations, with at least one location live on the Toast platform. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into agreements with multiple parties within that organization. We serve restaurants of all sizes, ranging from single-location, family-owned operations to large, multi-location brands with hundreds of locations, across all dining types such as fast casual, fine dining establishments, bars and lounges, and everything in between.

On September 24, 2021, we completed our initial public offering, or IPO, in which we issued and sold 25,000,000 shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase additional 3,260,869 shares. We received net proceeds of $943.9 million after deducting $47.2 million of underwriting discounts and commissions and $6.5 million of other offering costs. Immediately prior to the completion of the IPO, all of the outstanding shares of our convertible preferred stock and our common stock were automatically converted into an aggregate of 477,593,550 shares of Class B common stock on a one-for-one basis.

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2021	2020	% Growth	2021	2020	% Growth
Gross Payment Volume (GPV)	$16.5	$7.4	123%	$39.9	$17.8	124%

	As of September 30,
(dollars in millions)	2021	2020	% Growth
Annualized Recurring Run-Rate (ARR)	$543.8	$308.1	77%
Gross Payment Volume (GPV)
Gross Payment Volume represents the sum of total dollars processed through the Toast payments platform across all restaurant locations in a given period. GPV is a key measure of the scale of our platform, which in turn drives our financial performance. As our customers generate more sales and therefore more GPV, we generally see higher financial technology solutions revenue.
Annualized Recurring Run-Rate (ARR)
We monitor Annualized Recurring Run-Rate as a key operational measure of the scale of our subscription and payment processing services for both new and existing customers. To calculate this metric, we first calculate recurring run-rate on a monthly basis. Monthly Recurring Run-Rate, or MRR, is measured on the final day of each month for all restaurant locations live on our platform as the sum of (i) our monthly subscription services fees, which we refer to as the subscription component of MRR, and (ii) our in-month adjusted payments services fees, exclusive of estimated transaction-based costs, which we refer to as the payments component of MRR. MRR does not include fees derived from Toast Capital or related costs. MRR is also not burdened by the impact of SaaS credits offered, which we expect to be immaterial on an ongoing basis despite being larger in 2020 as we supported our customers through the COVID-19 pandemic.

ARR is determined by taking the sum of (i) twelve times the subscription component of MRR and (ii) four times the trailing-three-month cumulative payments component of MRR. We believe this approach provides an indication of our scale, while also controlling for short-term fluctuations in payments volume. Our ARR may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, pricing, competitive offerings, economic conditions, or overall changes in our customers’ and their guests’ spending levels. ARR is an operational measure, does not reflect our revenue or gross profit determined in accordance with GAAP, and should be viewed independently of, and not combined with or substituted for, our revenue, gross profit, and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activity and travel restrictions as well as “shelter-at-home” orders. These restrictions impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations.
Though the exact long-term circumstances are difficult to predict, we believe that the COVID-19 pandemic will result in a lasting shift in consumer demand towards omnichannel consumption and increased guest demand for digital solutions such as Order & Pay. Depending on the extent to which the prevalence of takeout and delivery orders persists, our financial results may be impacted in a number of ways. For example, during the COVID-19 pandemic we saw a relative increase in card-not-present transactions related to takeout and delivery orders. Card-not-present transactions typically generate higher payment processing revenue and gross margins for us than card-present transactions. As a result, the increase in the proportion of card-not-present transactions contributed to an increase in our financial technology solutions revenue and gross margins during 2020. To the extent that this trend reverses as the effects of the pandemic subside, our payment processing revenue and gross margins may be impacted.
In light of the evolving nature of the COVID-19 pandemic and the uncertainty it has produced around the world, it is not possible to predict the cumulative and ultimate impact of the pandemic on our future business operations, results of operations, financial position, liquidity, and cash flows despite progress in vaccination efforts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the pandemic both globally and within the United States, the impact on capital, foreign currency exchange, and financial markets, the impact of governmental or regulatory orders that impact our business, and the effect on global supply chains, all of which are highly uncertain and cannot be predicted. For example, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased use of personal electronics, has created a global shortfall of microchip supply. Similarly, disruptions in logistics networks and increasing demands for shipping services have resulted in shipping delays and increased shipping costs. While we have experienced some impact from these and other COVID-19-related disruptions, the full extent to which we may be impacted is not yet known. We will continue to actively monitor the impacts of and responses to the COVID-19 pandemic and its related risks.

Key Factors Affecting Our Performance
Acquisition of new locations
We believe there is a substantial opportunity to continue to grow our restaurant locations across the United States. We intend to continue to drive new location growth through our differentiated go-to-market strategy, including through sales representatives who are deeply integrated in their local restaurant communities. In addition, we will continue to invest in marketing efforts in key U.S. cities to grow our brand awareness. Our ability to acquire new locations will depend on a number of factors, including the effectiveness and growth of our sales team, the success of our marketing efforts, and the continued satisfaction of, and word-of-mouth referrals generated by, our existing customers. We expect our absolute investment in sales and marketing and other customer acquisition costs related to our hardware and professional services to increase as we continue to grow.
Retention and expansion within our existing customer base
Our ability to retain and increase revenue from our existing customer base is a key driver of our business growth. We expand within our existing customer base by selling additional products, adding more locations, and helping restaurants generate greater sales per location.
Adoption of additional products
We believe there is an opportunity to increase adoption of more of our products by existing customers through a combination of customer relationship management investments, product-led growth, and the introduction of new products. We believe that we provide the most value when our customers have multiple touchpoints across our platform. We also believe that adoption of additional products will drive profitability improvements for our customers, allowing them to reinvest in their success. Our ability to increase adoption of our products will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.
Expansion of locations per customer
As our customers grow their businesses and open new locations, we expect to see a corresponding increase in locations on our platform. To that end, we work closely with restaurants across our customer-facing teams to support their expansion efforts. We believe that we are well-positioned to extend our reach to and onboard these new locations based on our customers’ desire to use a single, integrated platform across all locations.
Support of our customers’ revenue growth
We believe our long-term revenue growth is correlated with the growth of our existing customers’ businesses, and we strive to support their success. Our revenue grows with that of our customers – as our customers generate more sales and therefore more GPV, we generally see higher financial technology solutions revenue. We have a demonstrated track record of partnering with restaurants to help grow their revenue, and will continue to invest in our customer success team and in new products that help customers thrive.
Innovation and development of new products
We have a culture of continuous innovation evidenced by our history of consistent and timely product launches and refinements. We intend to continue to invest in research and development to expand and improve the functionality of our current platform and broaden our capabilities to address new market opportunities. As a result, we expect our total operating expenses will increase over time and, in some cases, have short-term negative impacts on our operating margin. Our continued growth is dependent, in part, on our ability to successfully develop, market, and sell new products to our customers.

Investments in customer experience
We will continue to invest in our customer acquisition and customer success efforts to capture the market opportunity ahead of us. We intend to continue prioritizing efficient growth that balances the cost of acquiring customers with efforts focused on increasing the lifetime value, or LTV, of our customers. To improve customer LTV, we will continue to invest in our customer support team that helps drive restaurant success after initial onboarding, and expect that these investments will continue to impact our subscription gross margin.
Seasonality
We experience seasonality in our financial technology solutions revenue, which is largely driven by the level of GPV processed through our platform. For example, customers typically have greater sales during the warmer months, though this effect varies regionally. As a result, our financial technology solutions revenue per location has historically been stronger in the second and third quarters. We believe that financial technology solutions revenue from both existing and potential future products will continue to represent a significant proportion of our overall revenue mix, and seasonality will continue to impact our results of operations.
Components of Results of Operations
Revenue
We generate revenue from four main sources that are further described below: (1) subscription services, (2) financial technology solutions, (3) hardware, and (4) professional services.
Our total revenue consists of the following:
Subscription services. We generate subscription services revenue from fees charged to customers for access to our software applications, generally over a term ranging from 12 to 36 months. Our subscription services revenue is primarily based on a rate per location, and this rate varies depending on the number of software products purchased, hardware configuration, and employee count at each location.
Financial technology solutions. Revenue from financial technology solutions consists primarily of transaction-based fees paid by customers to facilitate their payment transactions, which are generally calculated as a percentage of the total transaction amount processed plus a per-transaction fee. The transaction fees collected are recognized as revenue on a gross basis, while fees and costs paid to issuers and card networks as well as other related fees associated with third-party payment processors and fraud management are recognized as costs of revenue (see below). Financial technology solutions revenue also includes fees earned from marketing and servicing working capital loans to our customers through Toast Capital that are originated by a third-party bank. In these arrangements, Toast Capital’s bank partner originates all loans, and Toast Capital then services the loans using Toast’s payments infrastructure to remit a fixed percentage of daily sales until the loan is paid back. Toast Capital revenue is recognized net of expected defaults, and Toast Capital is responsible for purchasing from our bank partner loans in default (or that have been or are scheduled to be charged off) until the aggregate principal amount of such purchased loans equals 15% (or 30% in the case of a limited program offered during the winter of 2020-2021 related to the COVID-19 pandemic) of the total originated amount for each quarterly loan cohort. Toast Capital earns a servicing fee as well as a credit performance fee that is tied to the portfolio performance.
Hardware. We generate hardware revenue from the sale of terminals, tablets, handhelds, and related devices and accessories, net of estimated returns.
Professional services. We primarily generate professional services revenue from fees charged to customers for installation services, including business process mapping, configuration, and training. These services can be delivered on-site, remotely, or on a self-guided basis.

Costs of Revenue
Costs of revenue consists of expenses that are directly related or closely correlated to revenue generation, including, but not limited to, employee-related costs for customer support and certain operations roles as well as allocated overhead. Employee-related costs consist of salaries, benefits, bonuses, and stock-based compensation. Allocated overhead includes certain facilities costs, depreciation expense, and amortization costs associated with internally developed software. Below are descriptions of the types of costs classified within each component of costs of revenue:
Subscription services. Subscription services costs primarily consist of customer support and associated employee-related costs, hosting costs, professional services costs, other software costs to support our cloud-based platform, and amortization costs associated with internally developed software.
Financial technology solutions. Financial technology solutions costs primarily consist of transaction-based costs, which are primarily fees and costs paid to issuers and card networks as well as other related fees associated with third-party payment processors and fraud management.
Hardware. Hardware costs primarily consist of raw materials and the cost to manufacture and ship hardware sold to customers, including terminals, tablets, handhelds, card readers, printers, and other accessories. Included in the manufacturing and shipping costs are employee-related costs, professional services costs, and allocated overhead associated with our supply chain and fulfillment teams.
Professional services. Professional services costs primarily consist of employee-related costs and allocated overhead associated with our onboarding team, along with fees paid to third-party service providers engaged to perform installations and other services.
Amortization of acquired technology. Amortization of acquired technology costs consist of amortization related to technologies acquired through acquisitions that have the capability of producing revenue.
Operating Expenses
Our operating expenses consist of the following:
Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs incurred to acquire new customers and increase product adoption across our existing customer base. Marketing expenses also include fees incurred to generate demand through various advertising channels. During the nine months ended September 30, 2020, we also incurred one-time costs, including severance, in connection with a reduction in workforce resulting from changes to our operations as a result of the COVID-19 pandemic.
We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our field-based sales team, increase demand generation, and enhance our brand awareness. We expect sales and marketing expenses as a percentage of revenue will vary from period-to-period over the short-term and decrease over the long-term.
Research and development. Research and development expenses consist primarily of employee-related costs associated with improvements to our platform and the development of new product offerings, as well as allocated overhead and expenses associated with the use of third-party software directly related to development of our products and services. During the nine months ended September 30, 2020, we also incurred one-time costs, including severance, in connection with a reduction in workforce resulting from changes to our operations as a result of the COVID-19 pandemic.
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and related products and services. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities and innovate over the long-term.

General and administrative. General and administrative expenses consist primarily of expenses related to operations, finance, legal, human resources, information technology, and administrative personnel. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, information technology, tax and accounting services, bad debt expenses and lease exit costs. During the nine months ended September 30, 2020, we also incurred one-time costs, including severance and impairment of property and equipment in connection with a reduction in workforce resulting from changes to our operations as a result of the COVID-19 pandemic.
We expect that general and administrative expenses will increase on an absolute dollar basis as we add personnel and enhance our systems, processes, and controls to support the growth of our business as well as our increased compliance and reporting requirements as a public company. We expect general and administrative expenses as a percentage of revenue will vary from period-to-period over the short-term and decrease over the long-term.
Other Income (Expense)
Our other income and expenses consist of the following:

Interest income. Interest income consists of interest earned from cash held in money market accounts. Upon completion of the IPO, we received net proceeds of $943.9 million after deducting underwriting discounts and commissions and other offering costs.
Interest expense. Interest expense represents primarily interest incurred on our convertible notes, which were issued in June 2020 and repaid in June 2021.
Change in fair value of warrant liability. This represents the change in fair value of warrant liability related to warrants issued to purchase shares of our convertible preferred stock and our common stock. The warrant liability is remeasured at fair value at each reporting date which could have a significant effect on other income (expense) and our results of operations during each period. Upon completion of the IPO, all warrants to purchase shares of our convertible preferred stock were converted into warrants to purchase shares of our Class B common stock. Additionally, upon completion of the IPO, the warrant liability began to be measured based on stock trading price.
Change in fair value of derivative liability. This represents the change in fair value of derivative liability related to the conversion option provided for in the convertible notes which were repaid in June 2021.
Loss on debt extinguishment. This represents the loss on settlement of our convertible notes which were repaid in June 2021.
Other income (expense), net. This represents certain reserves recorded on certain municipal grants we received in previous years and foreign currency gains and losses.
Income Tax Benefit (Expense)
Income tax benefit (expense) primarily consists of state income tax, as well as international taxes in Ireland and India. Income tax benefit (expense) for the nine months ended September 30, 2021 also includes the deferred tax benefit related to our acquisitions of xtraCHEF, Inc.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Revenue:
Subscription services	$45,803	$27,406	$113,844	$72,193
Financial technology solutions	404,224	188,195	983,699	450,265
Hardware	31,051	18,148	80,005	48,335
Professional services	5,301	3,008	12,579	9,806
Total revenue	486,379	236,757	1,190,127	580,599
Costs of revenue:
Subscription services	18,016	10,388	41,044	29,205
Financial technology solutions	327,235	145,945	779,111	358,402
Hardware	42,109	21,914	93,521	63,336
Professional services	14,585	9,282	35,276	33,655
Amortization of acquired technology and customer assets	1,180	908	3,147	2,695
Total costs of revenue(1)	403,125	188,437	952,099	487,293
Gross profit	83,254	48,320	238,028	93,306
Operating expenses:
Sales and marketing(1)	56,622	32,216	130,480	104,326
Research and development(1)	39,700	34,274	112,978	78,658
General and administrative(1)	40,633	20,481	105,095	73,558
Total operating expenses	136,955	86,971	348,553	256,542
Loss from operations	(53,701)	(38,651)	(110,525)	(163,236)
Other income (expense):
Interest income	8	137	61	819
Interest expense	(247)	(5,661)	(12,403)	(6,846)
Change in fair value of warrant liability	(198,389)	(202)	(214,881)	60
Change in fair value of derivative liability	—	(18,208)	(103,281)	(18,208)
Loss on debt extinguishment	—	—	(49,783)	—
Other income (expense), net	(39)	104	42	325
Loss before income taxes	(252,368)	(62,481)	(490,770)	(187,086)
(Provision for) benefit from income taxes	(129)	(127)	3,623	(69)
Net loss	$(252,497)	$(62,608)	$(487,147)	$(187,155)
_________________
(1)Includes stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Costs of revenue	$5,270	$2,250	$6,523	$3,169
Sales and marketing	10,337	7,445	13,276	9,094
Research and development	8,627	17,422	35,138	19,622
General and administrative	12,118	9,084	42,284	26,472
Total stock-based compensation expense	$36,352	$36,201	$97,221	$58,357
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Subscription services	$45,803	$27,406	$18,397	67%	$113,844	$72,193	$41,651	58%
Financial technology solutions	404,224	188,195	216,029	115%	983,699	450,265	533,434	118%
Hardware	31,051	18,148	12,903	71%	80,005	48,335	31,670	66%
Professional services	5,301	3,008	2,293	76%	12,579	9,806	2,773	28%
Total revenue	$486,379	$236,757	$249,622	105%	$1,190,127	$580,599	$609,528	105%
Total revenue increased 105% to $486.4 million for the three months ended September 30, 2021 and 105% to $1,190.1 million for the nine months ended September 30, 2021, as compared to $236.8 million for the three months ended September 30, 2020 and $580.6 million for the nine months ended September 30, 2020.
Revenue from subscription services increased 67% to $45.8 million for the three months ended September 30, 2021 and 58% to $113.8 million for the nine months ended September 30, 2021, as compared to $27.4 million for the three months ended September 30, 2020 and $72.2 million for the nine months ended September 30, 2020. The increase in each period was primarily attributed to growth in restaurant locations on the Toast platform combined with the continued upsell of products to existing customers.
Revenue from financial technology solutions increased 115% to $404.2 million for the three months ended September 30, 2021 and 118% to $983.7 million for the nine months ended September 30, 2021, as compared to $188.2 million for the three months ended September 30, 2020 and $450.3 million for the nine months ended September 30, 2020. The increase was generally reflective of our increase in GPV of 123% for the three months ended September 30, 2021 and 124% for the nine months ended September 30, 2021, which was driven both by the continued increase in the number of locations live on the Toast platform and the increase in GPV per restaurant location.
Revenue from hardware increased 71% to $31.1 million for the three months ended September 30, 2021 and 66% to $80.0 million for the nine months ended September 30, 2021, as compared to $18.1 million for the three months ended September 30, 2020 and $48.3 million for the nine months ended September 30, 2020. The increase was primarily driven by greater hardware demand in the three and nine months ended September 30, 2021, resulting from both increased locations going live and greater hardware upsells to existing locations.
Revenue from professional services increased 76% to $5.3 million for the three months ended September 30, 2021 and 28% to $12.6 million for the nine months ended September 30, 2021, as compared to $3.0 million for the three months ended September 30, 2020 and $9.8 million for the nine months ended September 30, 2020. This was primarily due to the increase in the number of locations going live on the Toast platform, partially offset by lowered upfront services pricing for the three and nine months ended September 30, 2021.

Costs of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Subscription services	$18,016	$10,388	$7,628	73%	$41,044	$29,205	$11,839	41%
Financial technology solutions	327,235	145,945	181,290	124%	779,111	358,402	420,709	117%
Hardware	42,109	21,914	20,195	92%	93,521	63,336	30,185	48%
Professional services	14,585	9,282	5,303	57%	35,276	33,655	1,621	5%
Amortization of acquired technology and customer assets	1,180	908	272	30%	3,147	2,695	452	17%
Total costs of revenue	$403,125	$188,437	$214,688	114%	$952,099	$487,293	$464,806	95%
Total costs of revenue increased 114% to $403.1 million for the three months ended September 30, 2021 and 95% to $952.1 million for the nine months ended September 30, 2021, as compared to $188.4 million for the three months ended September 30, 2020 and $487.3 million for the nine months ended September 30, 2020.
Subscription services costs increased 73% to $18.0 million for the three months ended September 30, 2021 and 41% to $41.0 million for the nine months ended September 30, 2021, as compared to $10.4 million for three months ended September 30, 2020 and $29.2 million for nine months ended September 30, 2020. The increase was primarily attributable to an increase in employee-related and overhead costs of $4.2 million for the three months ended September 30, 2021 and $3.4 million for the nine months ended September 30, 2021, an increase in hosting and other infrastructure costs attributable to growth in restaurant locations on our platform of $1.7 million for the three months ended September 30, 2021 and $5.1 million for the nine months ended September 30, 2021, and an increase in professional services costs of $1.4 million for the three months ended September 30, 2021 and $3.1 million increase for the nine months ended September 30, 2021.
Financial technology solutions costs increased 124% to $327.2 million for the three months ended September 30, 2021 and 117% to $779.1 million for the nine months ended September 30, 2021, as compared to $145.9 million for the three months ended September 30, 2020 and $358.4 million for the nine months ended September 30, 2020. The increase was generally reflective of our increase in GPV over the same period, with slower growth in costs, primarily due to an increase in average transaction value.
Hardware costs increased 92% to $42.1 million for the three months ended September 30, 2021 and 48% to $93.5 million for the nine months ended September 30, 2021, as compared to $21.9 million for the three months ended September 30, 2020 and $63.3 million for the nine months ended September 30, 2020. The growth was largely due to increased shipment volume, in addition to higher costs per shipment as a result of increased freight charges and product costs.
Professional services costs increased 57% to $14.6 million for the three months ended September 30, 2021 and 5% to $35.3 million for the nine months ended September 30, 2021, as compared to $9.3 million for the three months ended September 30, 2020 and $33.7 million for the nine months ended September 30, 2020. The increase during the three months ended September 30, 2021 was primarily driven by an increase in employee-related and overhead costs of $4.3 million and an increase in third-party contractor costs of $1.0 million as we shifted the mix of services resourcing. The increase during the nine months ended September 30, 2021 was primarily driven by an increase in third-party contractor costs of $3.3 million as we shifted the mix of services resourcing, partially offset by a $1.7 million decrease resulting from workforce reductions related to the COVID-19 pandemic.
Amortization of acquired technology and customer assets increased 30% to $1.2 million for the three months ended September 30, 2021 and 17% to $3.1 million for the nine months ended September 30, 2021, as compared to $0.9 million for the three months ended September 30, 2020 and $2.7 million for the nine months ended September 30, 2020, due to newly acquired intangible assets as a result of the xtraCHEF acquisition.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Sales and marketing	$56,622	$32,216	$24,406	76%	$130,480	$104,326	$26,154	25%
Sales and marketing expenses increased 76% to $56.6 million for the three months ended September 30, 2021 and 25% to $130.5 million for the nine months ended September 30, 2021, as compared to $32.2 million for the three months ended September 30, 2020 and $104.3 million during the nine months ended September 30, 2020. The $24.4 million increase for the three months ended September 30, 2021 was primarily due to a $15.0 million increase in employee-related and overhead costs due to an increase in employee headcount, $2.9 million of which was related to stock based compensation, a $3.7 million increase in advertising and related spend due to an increase in online paid advertising and brand awareness efforts, and a $2.6 million increase in commissions due to increased sales. The $26.2 million increase for the nine months ended September 30, 2021 was driven by an $8.4 million increase in employee-related and overhead costs due to an increase in employee headcount, $4.2 million of which was related to stock based compensation, a $6.3 million increase in advertising and related spend primarily due to increased online paid advertising and brand awareness efforts, and a $7.6 million increase in commissions due to increased sales.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Research and development	$39,700	$34,274	$5,426	16%	$112,978	$78,658	$34,320	44%

Research and development expenses increased 16% to $39.7 million for the three months ended September 30, 2021 and 44% to $113.0 million for the nine months ended September 30, 2021, as compared to $34.3 million for the three months ended September 30, 2020 and $78.7 million during the nine months ended September 30, 2020. The $5.4 million increase for the three months ended September 30, 2021 was primarily due to a $3.9 million increase in employee related-costs due to increased employee headcount and a $1.0 million increase in professional services expense. The $34.3 million increase for the nine months ended September 30, 2021 was driven primarily by a $32.6 million increase in employee related-costs due to increased employee headcount, of which $16.1 million was stock based compensation.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
General and administrative	$40,633	$20,481	$20,152	98%	$105,095	$73,558	$31,537	43%
General and administrative expenses increased 98% to $40.6 million for the three months ended September 30, 2021 and 43% to $105.1 million for the nine months ended September 30, 2021, as compared to $20.5 million for the three months ended September 30, 2020 and $73.6 million during the nine months ended September 30, 2020. The $20.2 million increase for the three months ended September 30, 2021 was primarily due to an increase of $13.8 million in employee-related and overhead costs resulting from increased employee headcount and a $4.8 million increase in professional services expense. The $31.5 million increase for the nine months ended September 30, 2021 was largely driven by a $27.2 million increase in employee-related and overhead costs due to increased employee headcount, of which $15.8 million was related to stock based compensation, and a $7.6 million increase in professional services expense, partially offset by a $5.5 million decrease in bad debt expense as a result of a more favorable outcome on collection activities than estimated.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Interest income	$8	$137	$(129)	(94)%	$61	$819	$(758)	(93)%
Interest income decreased 93% to $0.1 million for the nine months ended September 30, 2021, as compared to $0.8 million for the nine months ended September 30, 2020. The decrease was primarily due to a lower average interest rate on invested balances. Interest income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, but the decrease was insignificant.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Interest expense	$(247)	$(5,661)	$5,414	(96)%	$(12,403)	$(6,846)	$(5,557)	81%
Interest expense decreased 96% to $0.2 million for the three months ended September 30, 2021, as compared to $5.7 million for the three months ended September 30, 2020, which was attributable to the payoff of outstanding convertible notes in June 2021.

Interest expense increased 81% to $12.4 million for the nine months ended September 30, 2021, as compared to an expense of $6.8 million during the nine months ended September 30, 2020 due to the issuance of certain convertible notes in June 2020 which were paid off in June 2021.
Change in fair value of warrant liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Change in fair value of warrant liability	$(198,389)	$(202)	$(198,187)	98112%	(214,881)	$60	$(214,941)	(358235)%

Change in fair value of warrant liability was an expense of $198.4 million for the three months ended September 30, 2021, as compared to an expense of $0.2 million for the three months ended September 30, 2020. Change in fair value of warrant liability was an expense of $214.9 million for the nine months ended September 30, 2021, as compared to a gain of $0.1 million during the nine months ended September 30, 2020. These increases were primarily attributable to higher value of the common stock underlying outstanding warrants at the end of the period. As of September 30, 2021, fair value of the liability related to warrants issued to purchase our Class A common stock was $308.2 million. The actual change in fair value of warrant liability in subsequent periods will depend in part on the future trading price of our Class A common stock, as well as other relevant valuation inputs, including volatility of our Class A common stock, relevant risk-free interest rates, and time to expiration of the warrants.
Change in fair value of derivative liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Change in fair value of derivative liability	$—	$(18,208)	$18,208	(100)%	$(103,281)	$(18,208)	$(85,073)	467%

Change in fair value of derivative liability was $103.3 million for the nine months ended September 30, 2021, as compared to $18.2 million for the nine months ended September 30, 2020. The convertible notes were fully repaid on June 21, 2021 resulting in no derivative liability as of September 30, 2021 and no corresponding impact on our results of operations during the three months ended September 30, 2021. The derivative liability was adjusted to its fair value during each reporting period and on the convertible notes' settlement date.
Loss on debt extinguishment

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%
Loss on debt extinguishment	$(49,783)	$—	$(49,783)	—%
Loss on debt extinguishment was $49.8 million for the nine months ended September 30, 2021 due to the repayment of our convertible notes in June 2021. There was no loss on debt extinguishment during the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2020 because there were no debt settlements during these periods.
Income tax benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
(Provision for) benefit from income taxes	$(129)	$(127)	$(2)	2%	$3,623	$(69)	$3,692	(5351)%
Income tax benefit was $3.6 million for the nine months ended September 30, 2021, as compared to an expense of $0.1 million during the nine months ended September 30, 2020. The change was primarily due to the impact of a deferred tax benefit generated during the nine months ended September 30, 2021 as a result of our acquisition of xtraCHEF. The provision for income taxes increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, the increase was insignificant.
Non-GAAP Financial Measures
To supplement our unaudited consolidated financial statements, which are prepared and presented in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.
We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to assist investors in seeing our financial performance using a management view. We believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA	$(9.7)	$(0.3)	$4.5	$(86.3)

	Nine Months Ended September 30,
(in millions)	2021	2020
Free Cash Flow	$17.7	$(128.5)
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, interest expense, other income (expense) net, acquisition expenses, fair value adjustments on warrant and derivative liabilities, expenses related to COVID-19 pandemic initiatives resulting from a reduction of workforce in 2020 and early termination of leases, loss on debt extinguishment, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We believe Adjusted EBITDA is useful for investors to use in comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that may obscure trends in the underlying performance of our business. Adjusted EBITDA also has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(252,497)	$(62,608)	$(487,147)	$(187,155)
Stock-based compensation expense and related payroll tax	36,372	36,201	97,359	58,357
Depreciation and amortization	6,673	3,118	15,617	9,498
Interest income	(8)	(137)	(61)	(819)
Interest expense	247	5,661	12,403	6,846
Other (income) expense, net	39	(104)	(42)	(325)
Acquisition expenses	—	—	1,113	—
Change in fair value of warrant liability	198,389	202	214,881	(60)
Change in fair value of derivative liability	—	18,208	103,281	18,208
Reduction of workforce	—	154	—	10,127
Termination of leases	922	(1,092)	922	(1,092)
Loss on debt extinguishment	—	—	49,783	—
Provision for (benefit from) income taxes	129	127	(3,623)	69
Adjusted EBITDA	$(9,734)	$(270)	$4,486	$(86,346)

Free Cash Flow
Free cash flow is defined as net cash used in operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe that free cash flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations and used for purchases of property and equipment, capitalization of software costs, and investments in our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Other companies may calculate free cash flow or similarly titled non-GAAP measures differently, which could reduce the usefulness of free cash flow as a tool for comparison. In addition, free cash flow does not reflect mandatory debt service and other non-discretionary expenditures that are required to be made under contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.
The following table presents a reconciliation of free cash flow to the net cash provided by (used in) operating activities for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$33,970	$(86,630)
Purchase of property and equipment	(10,570)	(35,385)
Capitalized software	(5,712)	(6,479)
Free cash flow	$17,688	$(128,494)
Liquidity and Capital Resources

Since our inception, we have financed our operations, capital expenditures, and acquisitions primarily through issuance of convertible preferred stock and convertible notes as well as through payments received for the delivery of products and services. Upon completion of the IPO, we received net proceeds of $950.4 million after deducting underwriting discounts and commissions. Subsequent to September 30, 2021, we invested the proceeds from the IPO into interest-generating marketable securities and money market accounts.
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2021, we had cash and cash equivalents of $1,302 million, excluding cash held on behalf of customers and restricted cash, and $330 million available under our senior debt credit facility. Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business.
We believe that our existing cash and cash equivalents, along with our available financial resources from our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, and planned capital expenditures. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors”. We expect to incur additional costs as a result of operating as a public company.
In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$33,970	$(86,630)
Net cash used in investing activities	(42,424)	(41,631)
Net cash provided by financing activities	755,914	595,805
Net increase in cash, cash equivalents and restricted cash	$747,460	$467,544
Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $34.0 million. The net loss of $487.1 million was more than offset by adjustments for non-cash charges of $504.5 million and a net source of cash from a change in operating assets and liabilities of $16.6 million. The non-cash charges were primarily related to changes in fair value related to derivative and warrant liabilities of $318.2 million, stock-based compensation expense of $95.2 million, loss on debt extinguishment of $49.8 million, amortization of costs capitalized to obtain revenue contracts of $17.6 million, depreciation and amortization of $15.6 million, non-cash interest on convertible notes of $11.8 million, and other non-cash items of $0.3. These charges were partially offset by changes in deferred income taxes of $3.9 million. The net source of cash from a change in operating assets and liabilities was primarily related to increases in accrued expenses and other current liabilities of $106.3 million primarily due to favorable payment terms on certain transaction-based costs, increases in accounts payable of $8.2 million, increases in other assets and liabilities of $2.1 million, increases in deferred revenue of $1.5 million and merchant cash advances repaid of $0.5 million. These changes were partially offset by increases in prepaid expenses and other current assets of $31.9 million, increases in costs capitalized to obtain revenue contracts of $30.9 million, increases in accounts receivable of $20.1 million, increases in inventories of $19.3 million and increases in factor receivables of $0.2 million.
For the nine months ended September 30, 2020, net cash used in operating activities was $86.6 million. This consisted of a net loss of $187.2 million and a net use of cash from a change in operating assets and liabilities of $3.0 million, partially offset by adjustments for non-cash charges of $103.5 million. The non-cash charges primarily related to stock-based compensation expense of $58.4 million, change in fair value of derivative liability of $18.2 million, amortization of costs capitalized to obtain revenue contracts of $10.8 million, depreciation and amortization of $9.5 million, and other items of $6.7 million, partially offset by a gain on changes in fair value of warrant liabilities of $0.1 million. The use of net cash from a change in operating assets and liabilities primarily related to increases in costs capitalized to obtain revenue contracts of $17.6 million, increases in accounts receivable of $8.4 million, decreases in accounts payable of $6.3 million, and decreases in deferred revenue of $2.3 million. These changes were partially offset by decreases in prepaid expenses and other current assets of $8.4 million, increases in accrued expenses and other current liabilities of $8.3 million, merchant cash advances repaid of $8.2 million, increases in other assets and liabilities of $3.4 million, decreases in factor receivables of $2.6 million and decreases in inventories of $0.7 million.
Investing Activities
For the nine months ended September 30, 2021, cash used in investing activities was $42.4 million, which primarily consisted of cash paid for a business combination of $26.1 million, net of cash acquired, purchases of property and equipment of $10.6 million, and cash outflows for capitalized software of $5.7 million.
For the nine months ended September 30, 2020, cash used in investing activities was $41.6 million, which primarily consisted of purchases of property and equipment of $35.4 million and cash outflows for capitalized software of $6.5 million.

Financing Activities
For the nine months ended September 30, 2021, cash provided by financing activities was $755.9 million, which primarily consisted of proceeds from our IPO of $950.4 million, net of underwriting discounts and commissions, offset by $4.0 million of previously deferred offering costs, proceeds from the exercise of stock options of $17.7 million, the change in customer funds obligations of $26.0 million and proceeds received from the early exercise of stock options and corresponding issuance of restricted stock of $10.4 million, partially offset by the repayment of our convertible notes of $244.5 million.
For the nine months ended September 30, 2020, cash provided by financing activities was $595.8 million, which consisted of proceeds from the issuance of Series F convertible preferred stock of $402.4 million, proceeds from issuance of long-term debt of $194.9 million, change in customer funds obligations of $6.1 million and proceeds from the exercise of stock options and issuance of restricted stock of $1.4 million. These inflows were partially offset by repayments of secured borrowings of $8.5 million, and the repurchase of common stock and restricted stock of $0.4 million.
Debt
Credit Facilities
In March 2019, we entered into a senior secured credit facility, or the 2019 Facility, which included a revolving line of credit equal to $100 million. Loans under this agreement accrued interest at a per annum rate of, at our election, LIBOR plus 3.00% or the base rate plus 2.00%. Interest was payable in arrears quarterly, in the case of base rate loans, and at the end of the applicable interest period (but not less frequently than three months) in the case of LIBOR loans. The 2019 Facility was subject to certain financial covenants, including maximum total net debt to recurring revenue ratio, maximum senior net debt to recurring revenue ratio, minimum liquidity and minimum last quarter annualized recurring revenue. As of December 31, 2020, no amount was drawn and outstanding under this credit facility; however, $13.7 million of letters of credit were outstanding, which reduced the amount available under this credit facility to $86.3 million. On June 8, 2021, the 2019 Facility and all commitments thereunder were terminated. There were no amounts outstanding under the 2019 Facility.
On June 8, 2021, we entered into a senior secured credit facility, or the 2021 Facility, which includes a revolving line of credit equal to $330 million. Interest on outstanding loans under the revolving line of credit is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of September 30, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 million available for borrowings. As of September 30, 2021, there were $11.7 million of letters of credit outstanding. As a result of entering into the 2021 Facility, we became obligated to prepay or redeem the convertible notes discussed below which were prepaid on June 21, 2021.
Convertible Notes
On June 19, 2020, we issued $200 million in aggregate principal amount of senior unsecured convertible promissory notes, or the convertible notes, pursuant to the Senior Unsecured Convertible Promissory Note Purchase Agreement between us and investors party thereto. We received net proceeds of $195 million, net of a $5 million original issue discount and certain legal fees. The convertible notes bore interest at a rate of 8.5% per annum, 50% of which was payable in cash and the other 50% of which was payable in kind. Unless earlier converted or redeemed, the convertible notes were scheduled to mature on June 19, 2027.
On June 21, 2021, we prepaid all of the outstanding convertible notes with a carrying amount of $183.5 million, including principal and accrued interest, net of an unamortized discount, for an aggregate cash amount of $248.9 million, or the Optional Prepayment, which included an applicable redemption premium. In connection with the Optional Prepayment, we issued warrants to purchase 8,113,585 shares of our Class B common stock to the registered holders of the convertible notes, with an exercise price of $17.51 per share.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease commitments (1)	$116,673	$24,573	$28,710	$26,232	$37,158
Purchase commitments (2)	246,881	242,866	4,015	—	—
Total	$363,554	$267,439	$32,725	$26,232	$37,158
(1)Reflects minimum payments due for our leases of office and warehouse space under operating leases that expire between 2021 and 2029.
(2)Reflects non-cancelable purchase obligations to hardware suppliers and cloud service providers.
Off-Balance Sheet Arrangements
See Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our off-balance sheet credit exposure as it relates to our financial guarantee as of September 30, 2021.
Critical Accounting Policies and Estimates
The preparation of our unaudited consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments are related to revenue recognition, allowance for doubtful accounts, allowances for uncollectible loans, loan servicing assets, business combinations and other acquired intangible assets, stock-based compensation, and common stock and derivative liabilities valuation. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2021, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus.
Recent Accounting Pronouncements and Emerging Growth Company

Refer to the sections titled “Recently Issued Accounting Pronouncements Not Yet Adopted” and “Emerging Growth Company Status” in Note 2 of the Notes to our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Emerging Growth Company
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States, Ireland, and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest Rate Sensitivity
Our cash and cash equivalents are held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on our revolving line of credit, should we have a balance outstanding, would accrue at a floating rate based on a formula tied to certain market rates. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
Foreign Currency Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, neither our revenue nor operating expenses are currently subject to significant foreign currency risk. A portion of our operating expenses are denominated in Euros and may be subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
Credit Risk
We are exposed to credit risk on accounts receivable and merchant cash advance balances as well as our loan servicing activities. This risk is mitigated due to our diverse customer base, dispersed over various geographic regions. No single customer comprised more than 10% of our consolidated accounts receivable as of September 30, 2021 or December 31, 2020, or more than 10% of our consolidated revenue during the three and nine months ended September 30, 2021 or 2020. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded.
Inflation Risk
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you our business will not be affected in the future by inflation.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2021, the Company’s disclosure controls and procedures were not effective.

As disclosed in Item 1A, “Risk Factors”, in connection with the audits of our consolidated financial statements for the years ended December 31, 2020 and 2019, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the controls related to unusual and infrequent transactions, including accounting for complicated stock transactions and the adoption of ASU 2014-09, Revenue from Contracts with Customers, or ASC 606.

Notwithstanding the identified material weaknesses, our management believes the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Plan for Material Weakness

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We continue to take steps to remediate these material weaknesses through the development and implementation of systems, processes and controls over the financial close and reporting process. In addition, we continue to enhance our control environment through hiring additional qualified accounting and financial reporting personnel and engaging external consultants with appropriate expertise for more challenging technical accounting issues, which will add to the depth of our skilled and managerial resources, and allow us to scale our accounting processes to match growth and changes in the business and operations. We have also undertaken efforts related to our IT systems and related processes, to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries and facilitate review controls related to our significant classes of transactions.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings
From time to time, the Company may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for losses that management deems to be probable and subject to a reasonable estimate. As of September 30, 2021 and December 31, 2020, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline.

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q in its entirety before making investment decisions regarding our Class A common stock. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
•If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, we may not be able to sustain our recent revenue growth in future periods and our business will suffer.
•The ongoing COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, financial condition, and results of operations.
•We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.
•Our operating results depend in significant part on our payment processing services, and the revenue and gross profit we derive from our payment processing activity in a particular period can vary due to a variety of factors.
•We depend upon third parties to manufacture our products and to supply key components to our products. If these manufacturers or suppliers become unwilling or unable to provide an adequate supply of components, particularly of semiconductor chips, with respect to which there is a severe global shortage, we may not be able to find alternative sources in a timely manner and our business would be impacted.
•Our future revenue will depend in part on our ability to expand the financial technology services we offer to our customers and increase adoption of those services.

•We rely substantially on one third-party processor to facilitate payments made by guests and payments made on behalf of customers, and if we cannot manage risks related to our relationships with this third-party payment processor, our business, financial condition, and results of operations could be adversely affected.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
•A majority of our customers are small- and medium-sized businesses, which can be more difficult and costly to retain than enterprise customers and may increase the impact of economic fluctuations on us.
•We rely in part on revenue from subscription contracts, and because we recognize revenue from subscription contracts over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•We are responsible for transmitting a high volume of sensitive and personal information through our platform and our success depends upon the security of this platform. Any actual or perceived breach of our system that would result in disclosure of such information could materially impact our business.
•Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
•Our success depends upon our ability to continually enhance the performance, reliability, and features of our platform.
•We are subject to additional risks relating to the financial products we make available to our customers, including relationships with partners, the ability of our customers to generate revenue to pay their obligations under these products, general macroeconomic conditions and the risk of fraud.
•If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue, and become subject to costly litigation to protect our rights.
•Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and our or our customers’ failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.
•We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
•The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our capital stock prior to our IPO, including our directors, executive officers and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely effect the trading price of our Class A common stock.
•Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the company.

Risks Related to Our Business and Business Development

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.

We have experienced significant growth in recent periods, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to invest in and seek to enhance our IT systems and capabilities, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure.

We must also attract, train, and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel, and management personnel, without undermining our corporate culture of rapid innovation, teamwork, and attention to customer success that has been central to our growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. To support our growth, we expect to make significant sales and marketing expenditures to increase sales of our platform and increase awareness of our brand and significant research and development expenses to increase the functionality of our platform and to introduce additional related products and services. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy.

If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.

We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based restaurant management platform, which encompasses software, financial technology, and hardware components. As such, our ability to attract new customers, retain existing customers, and increase use of the platform by existing customers is critical to our success.

Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, and the availability of competitive restaurant technology platforms. We may not experience the same levels of success with respect to our customer acquisition strategies as seen in prior periods, and if the costs associated with acquiring new customers materially rises in the future, our expenses may rise significantly.

In addition, while a majority of our current customer base consists of small- and medium-sized businesses, or SMBs, we intend to pursue continued customer growth within the enterprise and mid-market segments of the restaurant market, as well as among smaller businesses. Each of those segments of the overall market poses different sales and marketing challenges, and has different requirements, and we cannot be sure that we will achieve the same success in those market segments as we have achieved to date in sales to SMBs.

Our business also depends on retaining our existing customers. Our business is subscription-based, and contract terms for our SaaS products generally range from 12 to 36 months. Customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, even though the number of customers using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or new customers that may enter into subscriptions. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option, or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices, or contract breaches.

Further, if customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer. This risk is particularly pronounced with restaurants, as each year a meaningful percentage of restaurants go out of business, and this risk has become particularly acute as a result of the COVID-19 pandemic.

In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption by our customers of the various products included within our platform. Although in recent periods new customers have increasingly adopted our full suite of products, we cannot be certain that new customers will continue to adopt our full suite of products at existing rates or that we will be successful in increasing adoption of additional products by our existing customers. Further, while many of our customers deploy our platform to all of their restaurant locations, some of our customers initially deploy our platform to a subset of locations. For those customers, we seek to expand use of our platform to additional locations over time. Our ability to increase adoption of our products by our customers and to increase penetration of our existing customers’ locations will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.

Our costs associated with renewals and generating sales of additional products to existing customers are substantially lower than our costs associated with entering into subscriptions with new customers. Accordingly, our business model relies to a significant extent on our ability to renew subscriptions and sell additional products to existing customers, and, if we are unable to retain revenue from existing customers or to increase revenue from existing customers, our operating results would be adversely impacted even if such lost revenue were offset by an increase in revenue from new customers.

We may not be able to sustain our recent revenue growth in future periods.

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended September 30, 2021 and 2020, our revenue was $486.4 million and $236.8 million, respectively, representing a 105% growth rate. In the nine months ended September 30, 2021 and 2020, our revenue was $1,190.1 million and $580.6 million, respectively, representing a 105% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

The ongoing COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, financial condition, and results of operations.

The COVID-19 pandemic has adversely affected workforces, consumers, economies, and financial markets globally. The adverse impact of the pandemic has been and may continue to be particularly acute among SMBs, which comprise the majority of our customer base, and many of which have been required to cease or substantially diminish business operations for an indeterminate period of time. The pandemic also has disrupted, and may continue to disrupt, our supply chains and relationships with third-party partners. The pandemic has also had, and may continue to have, a variety of additional effects on our business and operations, including reducing the demand for our platform, restricting our operations and sales and marketing efforts, impeding our ability to conduct product development and other important business activities, and decreasing technology spending.

For example, since the COVID-19 pandemic began, we have:

•furloughed approximately 12% of our employees and terminated approximately 48% of our employees in connection with a reduction in force in April 2020;

•re-prioritized our capital projects;

•instituted a temporary company-wide hiring freeze; and

•reduced salaries for management across the organization.

In addition, while adversely impacting the restaurant industry and our business, the COVID-19 pandemic has also increased the focus by restaurants on the need for a digital technology platform that can address the need for safe, frictionless, contact-free experiences in restaurants and address off-premise dining. While we believe these trends may positively impact our business in the longer-term, we cannot predict the extent to which the increased focus on the need for digital solutions such as those offered by our platform will persist. For example, we cannot predict the manner and extent to which the reemergence of on-premise dining and other types of in-person activity will impact our business, including with respect to levels of payment processing activity through our platform and our commission and margin rates on such payments.

Due to the uncertainty of the COVID-19 pandemic, we will continue to assess the situation, including abiding by any government-imposed restrictions, market-by-market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that the disruptions resulting from the pandemic continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the pandemic, the effectiveness and wide-spread availability of the vaccine, the speed and extent to which normal economic and operating conditions will resume, and overall changes in consumer behavior. We also cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, the impact of further shelter-in-place or other government restrictions that are implemented in response to such outbreaks, or the impact on our customers’ ability to remain in business, each of which could continue to have an adverse impact on our business.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We launched our operations in 2013, have grown significantly in recent periods, and have a limited operating history, particularly at our current scale. In addition, we operate in an evolving industry and have frequently expanded our platform features and services and changed our pricing methodologies. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:

•accurately forecast our revenue and plan our operating expenses;

•increase the number of and retain existing customers and their guests using our platform;

•successfully compete with current and future competitors;

•successfully expand our business in existing markets and enter new markets and geographies;

•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

•maintain and enhance the value of our reputation and brand;

•comply with regulatory requirements in highly regulated markets;

•adapt to rapidly evolving trends in the ways customers and their guests interact with technology;

•avoid interruptions or disruptions in our service;

•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle significant surges of usage by our customers and their guests as compared to historic levels and increased usage generally, as well as the deployment of new features and services;

•maintain and effectively manage our internal infrastructure systems, such as information strategy and sharing and interconnectivity between systems;

•hire, integrate, and retain talented technology, sales, customer service, and other personnel;

•effectively manage rapid growth in our personnel and operations; and

•effectively manage our costs.

Further, because we have limited historical financial data relevant to our current scale and operations and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.

Our platform includes our payment services, and our ability to attract new customers and retain existing customers depends in part on our ability to offer payment processing services with the desired functionality at an attractive price.

We sell subscriptions to our platform together with our payment services, and customers are unable to subscribe to our platform without also subscribing to our payment services. While we believe that offering a complete end-to-end platform that includes payment processing functionality along with all the other functionality of our platform offers our customers significant advantages over separate point of sale solutions, some potential or existing customers may not desire to use our payment processing services or to switch from their existing payment processing vendors. Some of our potential customers for our platform may not be willing to switch payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

The attractiveness of our payment processing services also depends on our ability to integrate emerging payment technologies, including crypto-currencies, other emerging or alternative payment methods, and credit card systems that we or our processing partners may not adequately support or for which we or they do not provide adequate processing rates. In the event such methods become popular among consumers, any failure to timely integrate emerging payment methods (e.g. ApplePay or Bitcoin) into our software, anticipate consumer behavior changes, or contract with processing partners that support such emerging payment technologies could reduce the attractiveness of our payment processing services and of our platform, and adversely affect our operating results.

Our operating results depend in significant part on our payment processing services, and the revenue and gross profit we derive from our payment processing activity in a particular period can vary due to a variety of factors.

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. During the COVID-19 pandemic, card-not-present transactions and debit card transactions accounted for a larger proportion of the total payment transactions processed through our platform than before the COVID-19 pandemic, which contributed to higher gross margins on those transactions than in prior periods. We expect the relative percentage of credit card transactions, and transactions where the card is present to increase in future periods.

A majority of our customers are SMBs, which can be more difficult and costly to retain than enterprise customers, and may increase the impact of economic fluctuations on us.

A majority of our customers are SMBs and we expect they will continue to comprise a large portion of our customer base for the foreseeable future. We define SMBs in the context of our customer base as customers that have between one and ten restaurant locations. Selling to and retaining SMBs can be more difficult than retaining enterprise customers, as SMBs often have higher rates of business failure and more limited resources, may have decisions related to the choice of payment processor dictated by their affiliated parent entity and are more readily able to change their payment processors than larger organizations.

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, including those caused by the COVID-19 pandemic. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

We rely in part on revenue from subscription contracts, and because we recognize revenue from subscription contracts over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription services revenue accounts for a significant portion of our total revenue. Sales of new or renewal subscription contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our platform, the prices of our subscriptions, the prices of subscriptions offered by our competitors, reductions in our customers’ spending levels, or other changes in consumer behavior. If our sales of new or renewal subscription contracts decline, our revenue and revenue growth may decline. We recognize subscription revenue ratably over the term of the relevant subscription period, which generally ranges from 12 to 36 months in duration. As a result, much of the subscription revenue we report each quarter is derived from subscription contracts that we sold in prior periods.

Consequently, a decline in new or renewed subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our subscriptions is not reflected in full in our results of operations in a given period. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable subscription period. Furthermore, any increases in the average term of subscription contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

Our future revenue will depend in part on our ability to expand the financial technology services we offer to our customers and increase adoption of those services.

We offer our customers a variety of financial technology products and services, and we intend to make available additional financial technology products and services to our customers in the future. A number of these services require that we enter into arrangements with financial institutions or other third parties. For example, our bank partner, which is a Utah-chartered and FDIC-insured industrial bank, offers qualified customers working capital loans, which we service. In order to provide these and future financial technology products and services, we may need to establish additional partnerships with third parties, comply with a variety of regulatory requirements, and introduce internal processes and procedures to comply with applicable law and the requirements of our partners, all of which may involve significant cost, require substantial management attention, and expose us to new business and compliance risks. We cannot be sure that our current or future financial technology services will be widely adopted by our customers or that the revenue we derive from such services will justify our investments in developing and introducing these services.

Failure to maintain and enhance our brand recognition in a cost-effective manner could harm our business, financial condition, and results of operations.

We believe that maintaining and enhancing our brand identity and reputation is critical to our relationships with, and ability to attract, new customers, partners and employees. Accordingly, we have invested, and expect to continue to invest, increasing amounts of money in and greater resources to branding and other marketing initiatives, which may not be successful or cost effective. If we do not successfully maintain and enhance our brand and reputation in a cost-effective manner, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose customers or partners, all of which would harm our business, financial condition, and results of operations.

In addition, any negative publicity about our company or our management, including about the quality, stability, and reliability of our platform or services, changes to our products and services, our privacy and security practices, litigation, regulatory enforcement, and other actions involving us, as well as the perception of us and our products by our customers and their guests, even if inaccurate, could cause a loss of confidence in us and adversely affect our brand.

We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee could harm our business, financial condition, and results of operations.

Our success depends upon the continued service of our senior management team and key technical employees. Each of these employees could terminate his or her relationship with us at any time. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.

The loss of any member of our senior management team or key technical employees might significantly delay or prevent the achievement of our business objectives and could harm our business and our customer relationships.

Our ability to recruit, retain, and develop qualified personnel is critical to our success and growth.

All our businesses function at the intersection of rapidly changing technological, social, economic, and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human resources capable of maintaining continuity in our business.

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common is likely to be volatile, could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for these or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.

We are also substantially dependent on our direct sales force to obtain new customers and increase sales to existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of sales personnel to support our growth. If we are unable to hire, train, and retain a sufficient number of qualified and successful sales personnel, our business, financial condition, and results of operations could be harmed.

From time to time we are subject to various legal proceedings that could adversely affect our business, financial condition, or results of operations.

From time to time we are or may become involved in claims, lawsuits (whether class actions or individual lawsuits), arbitration proceedings, government investigations, and other legal or regulatory proceedings involving commercial, corporate and securities matters; privacy, marketing and communications practices; labor and employment matters; alleged infringement of third-party patents and other intellectual property rights; and other matters. The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, customers, and commercial partners and current and former directors and officers. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers.

Notwithstanding the terms of our agreements with our customers, it is possible that a default on such obligations by one or more of our customers could adversely affect our business, financial condition, or results of operations. For example, if a customer defaults on its obligations under a customer agreement or terminates a customer agreement prior to the contractual termination date, we may be required to assert a claim to acquire the amount in full due under the customer agreement, which we may choose not to pursue. However, if we choose to pursue any such claim, we may incur substantial costs to resolve claims or enter into litigation or arbitration, and even if we were to prevail in the event of claims, litigation or arbitration, such claims, litigation, or arbitration could be costly and time-consuming and divert the attention of our management and other employees from our business operations.

We also include arbitration and class action waiver provisions in our terms of service with the customers that utilize our platform and certain agreements with our employees. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can nevertheless be costly and burdensome, and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions, or we may be required to do so in any particular legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain customers and other users of our platform to opt out of such provisions, which could cause an increase in our litigation costs and exposure.

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and in the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.

We have closed two acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations, or harm our operating results.

We closed our acquisition of StratEx Holdings LLC, or StratEx, a provider of human resources and payroll software for restaurants, in July 2019, and our acquisition of xtra CHEF, Inc., or xtraCHEF, a provider of restaurant-specific invoice management software that helps restaurants track and record expenses, in June 2021. These were our first two acquisitions, and we may in the future acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of our acquisition of StratEx, xtraCHEF, or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Further, we may have to pay cash, incur debt, or issue securities, including equity-based securities, to pay for acquisitions, joint ventures, or strategic investments, each of which could affect our financial condition or the value of our capital stock or result in dilution to our existing shareholders.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including but not limited to: unanticipated costs associated with the acquisition; the inability to generate sufficient revenue to offset acquisition costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology into our platform and of maintaining quality and security standards consistent with our brand; harm to our existing business relationships as a result of the acquisition; and the potential loss of key employees. Acquisitions also increase the risk of unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse impact. We have previously acquired and continue to evaluate companies that operate in highly regulated markets. There is no assurance that acquired businesses will have invested sufficient efforts in their own regulatory compliance, and we may need to invest in and seek to improve the regulatory compliance controls and systems of such businesses. Generally, if an acquired business fails to meet our expectations, or if we are unable to establish effective regulatory compliance controls with respect to an acquired business, our operating results, business, and financial condition may suffer.

In addition, to the extent we pursue acquisitions wholly or partially outside of the United States, these potential acquisitions often involve additional or increased risks including:

•managing geographically separate organizations, systems and facilities;

•integrating personnel with diverse business backgrounds and organizational cultures;

•complying with non-U.S. regulatory and other legal requirements;

•addressing financial and other impacts to our business resulting from fluctuations in currency exchange rates and unit economics across multiple jurisdictions;

•enforcing intellectual property rights outside of the United States;

•difficulty entering new non-U.S. markets due to, among other things, difficulties in achieving consumer acceptance of our platform in new markets and more limited business knowledge of these markets; and

•general economic and political conditions.

The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and their integration could adversely affect our business, financial condition, or results of operations.

We do not have sufficient history with our subscription or pricing models to accurately predict optimal pricing strategies necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our platform and services and we expect to make further changes to our pricing model from time to time. As the market for our platform matures, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Moreover, while SMBs comprise the majority of our customer base, we have and will continue to seek subscriptions from enterprise customers, which may be more likely to demand substantial price concessions. As a result, in the future, we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Our business is exposed to risks associated with the handling of customer funds.

Our business handles payroll processing administration for certain of our customers. Consequently, at any given time, we may be holding or directing funds of customers, while payroll payments are being processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, or errors relating to transaction processing. We are also potentially at risk if the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers and could adversely affect our business, financial condition, and results of operations.

In deploying and using our platform, our customers depend on our 24/7 support team to resolve complex technical and operational issues, including ensuring that our platform is implemented in a manner that integrates with a variety of third-party platforms. We also rely on third parties to provide some support services, and our ability to provide effective support is partially dependent on our ability to attract and retain qualified and capable third-party service providers. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support or to modify the nature, scope, and delivery of our customer support to compete with changes in customer support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to benefit from referrals by existing customers, our ability to sell our platform to existing and prospective customers, and our business, financial condition, or results of operations.

The long-term potential of our business may be adversely affected if we are unable to expand our business successfully into international markets.

Although we currently do not derive significant revenue from customers located outside the United States, and we do not derive any revenue from customers outside of North America, the long-term potential of our business will depend in part on our ability to expand our business into international markets. However, we have limited experience with international customers or in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States. If we seek to expand internationally, we will face a wide variety of new business, sales and marketing, operational and regulatory challenges in markets outside the United States, including the presence of more established competitors, our lack of experience in those markets, and a wide variety of new regulatory requirements to which we would become subject. Expanding our business internationally would require significant additional investment in our platform, operations, infrastructure, compliance efforts, and sales and marketing organization, and any such investments may not be successful or generate an adequate return on our investment.

Risks Related to Our Technology and Privacy

We are responsible for transmitting a high volume of sensitive and personal information through our platform and our success depends upon the security of this platform. Any actual or perceived breach of our system that would result in disclosure of such information could materially impact our business.

We, our customers, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our customers, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information and sensitive and personal information of our customers and their guests and employees, including contact information, payment card numbers and expiration dates, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information. However, because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

We also have policies and procedures in place to contractually require third parties to which we transfer data to implement and maintain appropriate security measures. Sensitive and personal information is processed and stored by our customers, software and financial institution partners and third-party service providers to whom we outsource certain functions. Threats to third-party systems can originate from human error, fraud, or malice on the part of employees or third parties, or simply from accidental technological failure, and/or computer viruses and other malware that can be distributed and infiltrate systems of third parties on whom we rely. While we select third parties to which we transfer data carefully, we do not control their actions, and these third parties may experience security breaches that result in unauthorized access of data and information stored with them despite these contractual requirements and the security measures these third parties employ.

If any security breach involving our systems or the systems of third parties that store or process our data or significant denial-of-service or other cyber-attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems. In addition, we could be exposed to a risk of loss, litigation, or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities or those of customers and their guests, attempting to fraudulently induce our employees, customers, their guests, or others into disclosing usernames, passwords, payment card information, or other sensitive or personal information, which may in turn be used to access our IT systems or fraudulently transfer funds to bad actors.

If new or existing customers believe that our platform does not provide adequate security for the storage of personal or sensitive information or its transmission over the Internet, they may not adopt our platform or may choose not to renew their subscriptions to our platform, which could harm our business. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Further, because data security is a critical competitive factor in our industry, we may make statements in our privacy statements and notices and in our marketing materials describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection agency), or private litigants.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, human error, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures and similar events.

From time to time we may experience limited periods of server downtime due to server failure or other technical difficulties. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or guest data may be permanently lost. Moreover, a limited number of our agreements with customers may provide for limited service level commitments from time to time.

If we experience significant periods of service downtime in the future, we may be subject to claims by our customers against these service level commitments. These events have resulted in losses in revenue, though such losses have not been material to date. System failures in the future could result in significant losses of revenue.

Moreover, we provided credits in an aggregate amount of approximately $3.5 million across 2019 and 2020 to our customers to compensate them for the inconvenience caused by a system failure or similar event. We may voluntarily provide similar such credits in the future, in addition to those credits we have provided to support our customers and for the benefit of the restaurant community as part of our ongoing goodwill efforts. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Our success depends upon our ability to continually enhance the performance, reliability, and features of our platform.

The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our customers and their guests and design and maintain a platform that provides them with the tools they need to operate their businesses successfully. Our ability to attract new customers, retain existing customers, and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the performance, reliability, and features of our platform. To grow our business, we must develop products and services that reflect the changing nature of restaurant management software and expand beyond our core functionalities to other areas of managing relationships with our customers, as well as their relationships with their guests. Competitors may introduce new offerings embodying new technologies, or new industry standards and practices could emerge that render our existing technology, services, website, hardware, and mobile applications obsolete. Accordingly, our future success will depend in part on our ability to respond to new product offerings by competitors, technological advances, and emerging industry standards and practices in a cost-effective and timely manner in order to retain existing customers and attract new customers. Furthermore, as the number of our customers with higher volume sales increases, so does the need for us to offer increased functionality, scalability, and support, which requires us to devote additional resources to such efforts.

The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient demand, and the accuracy of our estimates regarding the total addressable market for new products and/or enhancements and the portion of such total addressable market that we expect to capture for such new products and/or enhancements. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may not have an adequate total addressable market, or market demand or may not achieve the market acceptance necessary to generate meaningful revenue.

We have scaled our business rapidly, and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our platform and new services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. For example, we may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new products and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded products and integrate them into our platform. The continual improvement and enhancement of our platform requires significant investment, and we may not have the resources to make such investment.

If we are unable to successfully develop new products or services, enhance the functionality, performance, reliability, design, security, and scalability of our platform in a manner that responds to our customers’ and their guests’ evolving needs, or gain market acceptance or our new products and services, or if our estimates regarding the total addressable market and the portion of such total addressable market which we expect to capture for new products and/or enhancements prove inaccurate, our business and operating results will be harmed.

Defects, errors, or vulnerabilities in our applications, backend systems, hardware, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates. Third-party software that we incorporate into our platform and our backend systems, hardware, or other technology systems, or those of third-party technology providers, may also be subject to defects, errors, or vulnerabilities. Any such defects, errors, or vulnerabilities could result in negative publicity, a loss of customers or loss of revenue, and access or other performance issues. Such vulnerabilities could also be exploited by bad actors and result in exposure of customer or guest data, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.

Our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management strategies may not be fully effective to identify, monitor, and manage all risks that our business encounters. In addition, when we introduce new services, focus on expanding relationships with new types of customers, or begin to operate in new markets, we may be less able to forecast risk levels and reserve accurately for potential losses, as a result of fraud or otherwise. If our strategies are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions, any of which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $487.1 million and $187.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1,103 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales, and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Following the completion of our IPO, the stock-based compensation expense related to our RSUs and other outstanding equity awards have and will result in increases in our expenses in future periods, including for this quarter ended September 30, 2021. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.

Further, we may make decisions that would adversely affect our short-term operating results if we believe those decisions will improve the experiences of our customers and their guests and if we believe such decisions will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Unfavorable conditions in the restaurant industry or the global economy could limit our ability to grow our business and materially impact our financial performance.

Our operating results may vary based on the impact of changes in the restaurant industry or the global economy on us or our customers and their guests. Our revenue growth and potential profitability depend on demand for business management software and platforms serving the restaurant industry. Historically, during economic downturns, there have been reductions in spending on IT as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among SMBs, which comprise the majority of our customer base. If economic conditions deteriorate, our current and prospective customers may elect to decrease their IT budgets, which would limit our ability to grow our business and adversely affect our operating results.

A deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world) may adversely affect our financial performance by causing a reduction in locations through restaurant closures or a reduction in gross payment volume. A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits. Adverse economic factors may accelerate the timing, or increase the impact of, risks to our financial performance. These factors could include:

•declining economies and the pace of economic recovery which can change consumer spending behaviors;

•low levels of consumer and business confidence typically associated with recessionary environments;

•high unemployment levels, which may result in decreased spending by consumers;

•budgetary concerns in the United States and other countries around the world, which could impact consumer confidence and spending;

•restrictions on credit lines to consumers or limitations on the issuance of new credit cards;

•uncertainty and volatility in the performance of our customers’ businesses, particularly SMBs;

•customers or consumers decreasing spending for value-added services we market and sell; and

•government actions, including the effect of laws and regulations and any related government stimulus.

We are subject to additional risks relating to the financial products we make available to our customers, including relationships with partners, the ability of our customers to generate revenue to pay their obligations under these products, general macroeconomic conditions and the risk of fraud.

Current and any future financial products offered by Toast, Toast Capital, or through either party’s bank partners, subject us to additional risks. If we cannot source capital or partner with financial institutions to fund financial solutions for our customers, we might have to reduce the availability of these services, or cease offering them altogether.

Toast Capital’s bank partner offers qualified Toast customers working capital loans in accordance with credit policies established by our bank partner. Toast Capital markets the loans and acts as servicer of the loans and receives a servicing fee based on the outstanding balance of loans being serviced as well as a fee that varies depending on the credit performance of the loans extended under the program. We do not currently have similar partnerships with other financial institutions and are solely reliant on our bank partner to support this program. If our bank partner were to terminate its relationship with us, we would be unable to make working capital loans available to our customers, at least in the short-term, until we are able to enter into a relationship with another financial institution to offer similar loans. In addition, our bank partner may not expand its lending under this program to support future demand for such loans from our customers. There can be no assurance that we would be able into a similar relationship with another financial institution to make working capital loans available to our customers on terms our customers would find attractive, or at all.

Under our agreement with our bank partner, on a monthly basis, we are obligated to purchase loans made in a particular quarter that have been (or are scheduled to be) charged off, are otherwise non-performing, or do not satisfy our bank partner’s credit policy, unless such purchase would cause the principal amount of such purchased loans to exceed 15% (or 30% in the case of a limited program offered during the winter of 2020-2021 related to the COVID-19 pandemic) of the original principal amount of loans made in the applicable quarter. As a result of this potential repurchase obligation, and our servicing fee and credit performance fee, we are subject to credit risk on the loans extended by our partner bank under this program. Accordingly, if we fail to accurately predict the likelihood of default or timely repayment of loans, our business may be materially and adversely affected. For example, if more of our customers cease operations, experience a decline in their revenue, or engage in fraudulent behavior and are not able to repay their loans, our business may be materially and adversely affected. A decline in macroeconomic conditions could increase the risk of non-payment or fraud and could also lead to a decrease in the number of customers eligible for loans or financing. In addition, although our bank partner acts as the lender with respect to these working capital loans, we are subject to numerous contractual and regulatory requirements in connection with our marketing and servicing activities in connection with these loans. If we were to fail to comply with these requirements, we could be subject to liability, regulatory sanctions, or claims by our customers or our bank partner, and our bank partner could terminate its relationship with us.

We intend to continue to explore other financial solutions to offer to our customers. Some of those solutions may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals and requirements, or capabilities. Should we fail to address these requirements, or should these new solutions, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our financial business may be materially and adversely affected. Further, we have and may continue to have obligations to share in certain losses incurred in offering these financial solutions to our customers, which could negatively impact our business, financial condition, and results of operations.

If we are unable to properly manage the risks of offering financial solutions, either ourselves or through partner financial institutions, our business may be materially and adversely affected. If we are unable to maintain third-party insurance coverage to mitigate these risks, such as errors and omissions insurance, our exposure to losses would increase, which could have an adverse impact on our results. If laws and regulations change, or are interpreted by courts or regulators as subjecting us to licensing or other compliance requirements, we may be subject to government supervision and enforcement actions, litigation, and related liabilities, our ability to offer financial solutions may be negatively impacted, our costs associated with existing financial solutions, including Toast Capital, may increase or we may decide to discontinue offering financial solutions altogether, and our business, financial condition, and results of operations would be negatively impacted.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our financial condition.

Historically, we have funded our operations, capital expenditures, and acquisitions primarily through the issuance of convertible preferred stock and convertible notes as well as through payments received for the delivery of our services. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for at least the next twelve months, our future capital requirements and the adequacy of available funds will depend on many factors. We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise additional funds through further issuances of debt, equity, or other securities convertible into equity, including convertible debt securities, our existing stockholders may experience significant dilution of their ownership interests, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.

We have outstanding debt obligations, including our revolving credit facility, that restrict our ability to incur additional indebtedness and require us to maintain specified minimum liquidity amounts, among other restrictive covenants. The terms of any additional debt financing may be similar or more restrictive.

If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•develop and enhance our platform and product offerings and operating infrastructure;

•continue to expand our technology development, sales, and marketing organizations;

•hire, train, and retain employees;

•respond to competitive pressures or unanticipated working capital requirements; or

•acquire complementary businesses and technologies.

Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our results of operations.

Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

We are party to a revolving credit and guaranty agreement which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to equity holders, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. We are also required to maintain a minimum liquidity balance. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.

A failure by us to comply with these covenants or payment requirements specified in the revolving credit and guaranty agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans and extensions of credit and to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If our outstanding debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could materially and adversely affect our cash flows, business, results of operations, and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or less desirable to us.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Our operations and customer base are currently concentrated in the United States. Therefore, we currently have limited foreign currency diversification and exposure. However, our foreign currency diversification and exposure may increase as international sales of our products and services increase over time. As a result, our revenue and profits generated by any non-U.S. operations may fluctuate from period to period as a result of changes in foreign currency exchange rates. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenue and profits we derive from our non-U.S. operations and adversely affect our business.

We may also seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging arrangements. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had accumulated $444.0 million and $497.2 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $361.2 million have an indefinite carryforward period, and $82.8 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

Under the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2020. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

We experience elements of seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.

Our business is highly dependent on the behavior patterns of our customers and their guests. We experience seasonality in our financial technology revenue which is largely driven by the level of GPV processed through our platform. For example, our average customers typically have greater sales during the warmer months, though this effect varies regionally. As a result, our financial technology revenue per location has historically been stronger in the second and third quarters. As a result, seasonality may cause fluctuations in our financial results, and other trends that develop may similarly impact our results of operations.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. Further, some of our agreements with customers may require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these customer agreements.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, or self-insured retentions. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.

Risks Related to Competition, Sales, and Marketing

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The overall market for restaurant management software is rapidly evolving and subject to changing technology, shifting customer and guest needs, and frequent introductions of new applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the restaurant industry and offer competing products and services, which could compete directly in our entire customer community or in a certain segment within the restaurant industry. There is also a risk that certain of our current customers and business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.

Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with restaurants, larger existing user bases in certain markets, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Additionally, some potential customers in the restaurant industry, particularly large organizations, have elected, and may in the future elect, to develop their own business management and point of sale software and platforms. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding internationally. As we expand our business by selling subscriptions to our platform in international markets, we will also face competition from local incumbents in these markets.

Additionally, many of our competitors are well capitalized and offer discounted services, lower customer processing rates and fees, customer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our processing rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and may continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer and thereby compete more effectively against us.

Some of our competitors offer specific point solutions addressing particular needs in the restaurant industry, including subscriptions to software products without the requirement to use related payment processing services. While we believe that our integrated software and payments platform offers significant advantages over such point solutions, customers who have specific needs that are addressed by these point solutions, and customers who do not want to change from an existing payment processing relationship to use our payment processing services, may believe that products and services offered by competitors better address their needs.

Additionally, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. For example, our competitors may adopt certain of our platform features or may adopt innovations that customers value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced customer retention, losses, or the failure of our platform to achieve or maintain more widespread market acceptance. For all of these reasons, we may fail to compete successfully against our current and future competitors. If we fail to compete successfully, our business will be harmed.

Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.

We expect the competitive landscape in the restaurant technology industry will continue to change in a variety of ways, including:

•rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our platform and services;

•competitors, including third-party processors and integrated payment providers, customers, governments, and/or other industry participants may develop products and services that compete with or replace our platform and services, including products and services that enable payment networks and banks to transact with consumers directly;

•competitors may also elect to focus exclusively on one segment of the restaurant industry and develop product offerings uniquely tailored to that segment, which could impact our addressable market and reduce the use of our platform and services;

•participants in the financial services, payments, and payment technology industries may merge, create joint ventures, or form other business alliances that may strengthen their existing business services or create new payment services that compete with our platform and services; and

•new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to Europay, Mastercard, and Visa standards, including chip technology, tokenization, and other safety and security technologies.

Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us, such as by integrating competing platforms or features into products they control, including search engines, web browsers, mobile device operating systems, or social networks; by making acquisitions; or by making access to our platform more difficult. Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition, or results of operations.

We expend significant resources pursuing sales opportunities, and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations could be adversely affected.

The initial installation and set-up of many of our services often involve significant resource commitments by our customers, particularly those with larger operational scale. Potential customers generally commit significant resources to an evaluation of available services and may require us to expend substantial time, effort, and money educating them as to the value of our services. Our sales cycle may be extended due to our customers’ budgetary constraints or for other reasons. In addition, as we seek to sell subscriptions to our platform to additional enterprise customers, we anticipate that the sales cycle associated with those potential customers will be longer than the typical sales cycle for SMB customers, and that sales to enterprise customers will require us to expend greater sales and marketing and management resources. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays or incur greater than anticipated costs, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Our Partners and Other Third Parties

We depend upon third parties to manufacture our products and to supply key components necessary to manufacture our products. We do not have long-term agreements with all of our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of components, particularly of semiconductor chips, with respect to which there is a severe global shortage, we may not be able to find alternative sources in a timely manner and our business would be impacted.

Many of the key components used to manufacture our products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems, and other IT equipment that use these chips, has resulted in a severe global shortage of chips in early 2021. As a result, our ability to source semiconductor chips used in our hardware products has been adversely affected. This shortage may result in increased component delivery lead times, delays in the production of our hardware products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our hardware products to support our existing customers and to support our growth through sales to new customers may be adversely affected.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation, and write-off costs, which may harm our business and operating results.

In the event of a shortage or supply interruption from suppliers of components used in our hardware products, we may not be able to develop alternate sources quickly, cost-effectively, or at all. This could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs (including those applicable to our relationships with vendors in China) or other trade restrictions, or other similar problems could limit or delay the supply of our products, or harm our reputation.

We also rely on certain suppliers located internationally as part of our supply chain, and the supply risks described above may similarly apply to or be more pronounced in respect of those international suppliers. For example, we have several long-term contracts with companies based in China and other parts of Asia. A violation of these contracts may require us to bring a claim in China or another jurisdiction in Asia and which may be difficult to enforce. In addition, there is uncertainty as to whether the courts in these international jurisdictions would recognize or enforce judgments of U.S. courts. Any litigation in international jurisdictions, including in China or other parts of Asia, may be protracted and result in substantial costs and diversion of resources and management attention.

We rely substantially on one third-party payment processor to facilitate payments made by guests and payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with this payment processor or any future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.

We currently substantially rely on Worldpay, Inc., or Worldpay, as our third-party payment processor to facilitate payments made by guests and payments made to customers on our platform. While we are seeking to develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. Under the terms of our contract with Worldpay, or the Worldpay contract, we pay Worldpay volume-based transaction fees on each transaction processed on our platform, as well as a fee-for-service for any additional functionality. In May 2021, the Worldpay contract was renewed for a new three-year term, and may be further renewed for a subsequent three-year term subject to either party’s right to elect not to renew. Worldpay may terminate the Worldpay contract if we fail to maintain a prescribed threshold for transaction volume, and upon certain customary events of default, including, among others, our failure to make payments when due, our uncured breaches of the Worldpay contract, a material deterioration in our financial condition, certain change of control transactions, or our bankruptcy. We have in the past experienced interrupted operations with respect to payments processed through Worldpay, which in some cases resulted in the temporary inability of our customers to collect payments from their guests through our platform. In the event that Worldpay or any additional third-party payment processors in the future fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations. It would be difficult to replace third-party processors, including Worldpay, in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

Further, our contract with Worldpay requires us to bear risk for compliance with the operating rules, or the Payment Network Rules, of Visa, Mastercard, and other payment networks, or collectively, the Payment Networks, with whom we are registered as a payment facilitator or certified service provider, and applicable law, and the risk of fraud. In the event Worldpay or any additional third-party payment processors in the future are subjected to losses, including any fines for reversals, chargebacks, or fraud assessed by the Payment Networks, that are caused by us or our customers due to failure to comply with the Payment Network Rules or applicable law, our third-party payment processor may impose penalties on us, increase our transaction fees, or restrict our ability to process transactions through the Payment Networks, and we may lose our ability to process payments through one or more Payment Networks. Thus, in the event of a significant loss by Worldpay or any future third-party payment processor, we may be required to expend a large amount of cash promptly upon notification of the occurrence of such an event. A contractual dispute with our processing partner could adversely affect our business, financial condition, or results of operations.

We are also dependent upon various large banks and regulators to execute electronic payments and wire transfers as part of our client payroll, tax, and other money movement services. Termination of any such banking relationship, a bank’s refusal or inability to provide services on which we rely, outages, delays, or systemic shutdown of the banking industry would impede our ability to process funds on behalf of our payroll, tax, and other money movement services clients and could have an adverse impact on our financial results and liquidity.

If we fail to comply with the applicable requirements of payment networks, they could seek to fine us, suspend us, or terminate our registrations. If our customers incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

In order to provide our transaction processing services, we are registered as a payment facilitator or certified service provider with the Payment Networks. We and our customers must comply with the Payment Network Rules. The Payment Network Rules require us to also comply with the Payment Card Industry Data Security Standard, or the Security Standard, which is a set of rules and standards designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

If we fail to, or are alleged to have failed to, comply with the Payment Network Rules or the Security Standard, we may be subject to fines, penalties, or restrictions, including, but not limited to, higher transaction fees that may be levied by the Payment Networks for failure to comply with the Payment Network Rules. If a customer fails or is alleged to have failed to comply with the Payment Network Rules, we could also be subject to a variety of fines or penalties that may be levied by the Payment Networks. If we cannot collect such amounts from the applicable customer, we may have to bear the cost of the fines or penalties, and we may also be unable to continue processing payments for that customer. This may result in lower earnings for us. In addition to these fines and penalties, if we or our customers do not comply with the Payment Network Rules or the Security Standard, we may lose our status as a payment facilitator or certified service provider. Our failure to comply with such rules and standards could mean that we may no longer be able to provide certain of our services as they are currently offered, and that existing customers, sales partners, or other third parties may cease using or referring our services. Prospective merchant customers, financial institutions, sales partners, or other third parties may choose to terminate negotiations with us or delay or choose not to consider us for their processing needs. In each of these instances, our business, financial condition, and results of operations would be adversely affected.

In addition, as our business continues to develop and expand, and we create new product offerings, we may become subject to additional rules, regulations, and industry standards. We may not always accurately interpret or predict the scope or applicability of certain regulations and standards, including the Security Standard, to our business, particularly as we expand into new product offerings, which could lead us to fall out of compliance with the Security Standard or other rules. Further, the Payment Networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some users, be costly to implement, or be difficult to follow. Any changes in the Payment Network Rules or the Security Standard, including our interpretation and implementation of the Payment Network Rules or the Security Standard to our existing or future business offerings, or additional contractual obligations imposed on us by our customers relating to privacy, data protection, or information security, may increase our cost of doing business, require us to modify our data processing practices or policies, or increase our potential liability in connection with breaches or incidents relating to privacy, data protection, and information security, including resulting in termination of our registrations with the Payment Networks. The termination of our registrations, or any changes in the Payment Network Rules that would impair our registrations, could require us to stop providing payment facilitation services relating to the affected Payment Network, which would adversely affect our business, financial condition, or results of operations.

The Payment Network Rules, including rules related to the assessment of interchange and other fees, may be influenced by our competitors. Increases in Payment Network fees or new regulations could negatively affect our earnings.

The Payment Network Rules are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to customers in direct competition with us. These banks could attempt, by virtue of their influence on the Payment Networks, to alter the Payment Networks’ rules or policies to the detriment of other members and non-members including certain of our businesses.

We pay interchange, assessment, transaction, and other fees set by the Payment Networks to such networks and, in some cases, to the card issuing financial institutions for each transaction we process. From time to time, the Payment Networks increase the fees that they charge members or certified service providers. We could attempt to pass these increases along to our customers and their guests, but this strategy might result in the loss of customers to our competitors that do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our customers and their guests in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings.

In addition, regulators are subjecting interchange and other fees to increased scrutiny, and new regulations or interpretations of existing regulations could require greater pricing transparency of the breakdown in fees or fee limitations, which could lead to increased price-based competition, lower margins, and higher rates of customer attrition, and affect our business, financial condition, or results of operations.

We rely on customers on our platform for many aspects of our business, and any failure by them to maintain their service levels or any changes to their operating costs could adversely affect our business.

We rely on customers on our platform to provide quality foods, beverages, and service and experience to their guests. Further, an increase in customer operating costs could cause customers on our platform to raise prices, cease operations, or renegotiate processing rates, which could in turn adversely affect our financial condition and results of operations. Many of the factors affecting customer operating costs, including the cost of offering off-premise dining, are beyond the control of customers and include inflation, costs associated with the goods provided, labor and employee benefit costs, costs associated with third-party delivery services, rent costs, and energy costs. Additionally, if customers try to pass along increased operating costs by raising prices for their guests, order volume may decline, which we expect would adversely affect our financial condition and results of operations.

We primarily rely on Amazon Web Services to deliver our services to customers on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.

We currently host our platform and support our operations on multiple data centers provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities could be subject to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The occurrence of any of the above circumstances or events and the resulting impact on our platform may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to retain existing customers or attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

Even though our platform is hosted in the cloud solely by AWS, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.

We depend on the interoperability of our platform across third-party applications and services that we do not control.

We have integrations with various third parties, both within and outside the restaurant ecosystem. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. In addition, some of our competitors or customers on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or they may exert strong business influence on our ability to, and the terms on which we operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or customers on our platform modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.

Our partnerships with third parties are an important source of new business for us, and, if those third parties were to reduce their referral of customers to us, our ability to increase our revenue would be adversely affected.

We have partnerships with third parties that are an important source of new business. If any of our third-party partners, such as our partners in the online food marketplace that provide referrals, were to switch to providing marketing support for another payment processor, terminate their relationship with us, merge with or be acquired by one of our competitors, or shut down or become insolvent, we may no longer receive the benefits associated with that relationship, such as new customer referrals, and we also risk losing existing customers and the related payment processing that were originally referred to us by such third party. Any of these events could adversely affect our ability to increase our revenue.

Risks Related to Government Regulation and Other Compliance Requirements

Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and our or our customers’ failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.

The restaurant technology industry and the offering of financial products therein is relatively nascent and rapidly evolving. We are subject to a variety of U.S. laws and regulations. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, online credit card payments, payment and payroll processing, financial services, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, wages, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of existing and new laws, and whether they are applicable to us, is often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services, and/or increase our cost of doing business. While we have and will need to continue to invest in the development of policies and procedures in order to comply with the requirements of the evolving, highly regulated regulatory regimes applicable to our business and those of our customers, our compliance programs are relatively nascent and we cannot assure that our compliance programs will prevent the violation of one or more laws or regulations. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, discontinue certain services or platform features, limit our customer base, or find ways to limit our offerings in particular jurisdictions, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business.

Further, from time to time, we may leverage third parties to help conduct our businesses in the United States or abroad. We may be held liable for any corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Illegal or improper activities of customers or customer noncompliance with laws and regulations governing, among other things, online credit card payments, financial services, gratuities, pricing and commissions, data retention, privacy, data security, consumer protection, wages, and tax could expose us to liability and adversely affect our business, brand, financial condition, and results of operations. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal or improper activities by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation.

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities, and a failure to comply with the laws and regulations applicable to us could have a material adverse effect on our business.

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities designed to protect our customers and guests of our customers when using our financial technology solutions. In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, and the Dodd Frank Act. We must also comply with laws related to money laundering, money transfers, and advertising, as well as privacy and information security laws, including the California Consumer Privacy Act, or the CCPA. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

Lending facilitated through the Toast Capital platform must comply with anti-discrimination statutes such as the Equal Credit Opportunity Act and state law equivalents that prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. In addition to reputational harm, violations of the Equal Credit Opportunity Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees, and civil money penalties.

In addition, federal and state financial services regulators are aggressively enforcing existing laws, regulations, and rules and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. This shift in government enforcement policies and priorities may increase the risk that we will be subject to penalties and other materially adverse consequences through government enforcement actions. A finding that we failed to comply with applicable federal, state, and local law could result in actions that make our platform less convenient and attractive to, and potentially unsuitable for, customers and their guests or that have other materially adverse effects on our operations or financial condition.

Our subsidiary, Toast Processing Services LLC, or TPS, holds or is in the process of obtaining money transmitter licenses or similar authorizations in multiple states where they may be required in order for us to offer our payroll processing products. Each of the issuers of these licenses has the authority to supervise and examine our activities. Licensing determinations are matters of regulatory interpretation and could change over time. For example, certain states may have a more expansive view than others of what activities qualify as money transmission and require a license. Government authorities could disagree with our licensing position or our reliance on certain exemptions from licensing requirements or determine that TPS or another Toast subsidiary or affiliate should have applied for licenses sooner, and they could require us to obtain such licenses, fine us for unlicensed activity, require us to enter into a consent agreement, or subject us to other investigations and enforcement actions. They could also require us to cease conducting certain aspects of our business until we are properly licensed. There can be no assurance that we will be able to obtain any such licenses, and, even if we are able to do so, we could be required to make products and services changes in order to obtain and maintain such licenses, which could have a material and adverse effect on our business. As we obtain such licenses, we are and will become subject to many additional requirements and limitations, including those with respect to the custody of customer funds, maintenance of capital or permissible investments, disclosures, anti-money laundering, reporting, bonding, and examination by government authorities. The cost of obtaining and maintaining licenses is material.

Our relationship with our bank partner that makes loans to our customers may subject us to regulation as a service provider.

The working capital loans that we market to our customers are made by our bank partner. We are a service provider of this bank, providing marketing and loan administration services. Our contract with our bank partner requires us to comply with state and federal lending and servicing-related laws and regulations. In the future, we may enter into similar partner arrangements with other state or federally chartered financial institutions that may require us to comply with the laws to which such third parties are subject. As a service provider to financial institutions, such as banks, we are or may become subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, the Federal Deposit Insurance Corporation, or the FDIC, and various other federal and state regulatory authorities. We also may be subject to similar review by state agencies that regulate our partner financial institutions.

We may be considered a “bank service provider” to our bank partner, and therefore be subject to supervision and regulation by the FDIC in connection with its supervision of the bank. On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance would cover relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention to institutions that engage in significant lending activities through third parties. The guidance would require at least one examination every 12 months, and it would include supervisory expectations for third-party lending risk management programs and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. The future formal adoption of this guidance could impose increased operating costs on us. It could also have a material negative impact on our partner financial institutions by making bank service provider arrangements more costly. As a result, we may have increased difficulty in establishing or maintaining such arrangements, each of which could have a material adverse effect on our business, financial condition, and results of operations.

These and other potential changes to laws and regulations and enhanced regulatory oversight of our partner financial institutions may require us to divert more resources to our compliance programs and maintaining our relationships with our partner financial institutions, terminate or modify our relationships with our partner financial institutions, or otherwise limit the manner in which we conduct our business. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, which could have a material adverse effect on our business, financial condition, and results of operations.

If loans made by our bank partner were found to violate the laws of one or more states, whether at origination or after sale by our bank partner, loans facilitated through the Toast Capital platform may be unenforceable or otherwise impaired, we may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.

When establishing the factor rate and payment structures that are charged to borrowers on loans we market and service, our bank partner relies on certain authority under federal law to export the interest requirements of the state where the bank is located to borrowers in all other states. Further, we rely on the ability of subsequent holders to continue charging such factor rate and payment structures and to enforce other contractual terms of the loans that are permissible under federal banking laws following the acquisition of the loans. In some states, the factor rate of some loans facilitated through the Toast Capital platform, if considered interest, would exceed the maximum interest rate permitted for loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for some loans facilitated through the Toast Capital platform may not be permissible in all states for non-bank lenders and/or the amounts charged in connection with loans facilitated through the Toast Capital platform may not be permissible in all states for non-bank lenders.

Usury, fee, and disclosure related claims involving loans facilitated through the Toast Capital platform may be raised in multiple ways. We and our bank partner may face litigation, government enforcement, or other challenge, for example, based on claims that the bank did not establish loan terms that were permissible in the state in which it is located or did not correctly identify the home or host state in which it is located for purposes of interest exportation authority under federal law.

If a borrower or any state agency were to successfully bring a claim against us or our bank partner for a state usury law violation and the rate at issue on the loan was deemed impermissible under applicable state law, we and our bank partner may face various commercial and legal repercussions, including not receiving the total amount of payments expected, and in some cases, the loans could be deemed void, voidable, rescindable, or otherwise impaired or we or our bank partner may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, they could have a material adverse effect on our business, financial condition and results of operations; and were such repercussions to apply to our bank partner, it could be discouraged from making loans to our customers. We may also be subject to the payment of damages in situations where we agreed to provide indemnification to our bank partner, as well as fines and penalties assessed by state and federal regulatory agencies.

If loans facilitated through our platform were subject to successful challenge that our bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission, or otherwise impaired, we and our bank partner may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations.

Loans facilitated by Toast Capital are made by our bank partner in reliance on the position that the bank is the “true lender” for such loans. That true lender status determines various elements of the structure of the loan program, including that we do not hold licenses required solely for being the party that makes loans to our customers, and loans facilitated through the Toast Capital platform may involve pricing and payment structures permissible at origination because the lender is a bank, and/or the disclosures provided to borrowers are accurate and compliant in reliance of the status of the lender as a bank. Because the loans facilitated through the Toast Capital platform are made by our bank partner, many state financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which our bank partner made a particular loan is located) and many licensing requirements and substantive requirements under state lender licensing laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they make.

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving marketing, processing, and/or servicing relationships between a bank partner and non-bank lending platforms. In addition, the House Committee on Financial Services has issued statements and held a hearing in response to concerns that bank partner arrangements undermine consumer safeguards, including state usury laws, and encouraged federal regulators to intervene.

We and our bank partners could also become subject to challenges regarding “true lender” status and, if so, we could face penalties and/or loans facilitated through the Toast Capital platform may be or become void, voidable, or otherwise impaired in a manner that may have adverse effects on our operations (either directly or as a result of an adverse impact on our relationship with our bank partner).

There have been no formal proceedings against us or indications of any proceedings against us to date, but there can be no assurance that state agencies or regulators will not make assertions with respect to the loans facilitated by our platform in the future. If a court or a state or federal enforcement agency were to deem Toast or Toast Capital, rather than our bank partner, the “true lender” for loans facilitated through our platform, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state lender licensing and usury laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business (directly, or as a result of adverse impact on our relationships with our bank partner).

Changes in legislative and regulatory policy affecting payment processing or small business lending, could have a material adverse effect on our business.

We provide our financial technology solutions in a constantly changing legal and regulatory environment. New laws or regulations, or new interpretations of existing laws or regulations, affecting our financial technology solutions could have a materially adverse impact on our ability to operate as currently intended and cause us to incur significant expense in order to ensure compliance. For example, government agencies may impose new or additional rules that (i) prohibit, restrict, and/or impose taxes or fees on payment processing transactions in, to or from certain countries or with certain governments, individuals, and entities; (ii) impose additional client identification and client due diligence requirements; (iii) impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring; (iv) limit the types of entities capable of providing payment processing services, or impose additional licensing or registration requirements; (v) impose minimum capital or other financial requirements; (vi) require enhanced disclosures to our payment processing clients; (vii) cause loans facilitated through the Toast Capital platform, or any of the underlying terms of those loans, to be unenforceable against the relevant borrowers; (viii) limit the number or principal amount of payment processing transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and (ix) restrict or limit our ability to facilitate processing transactions using centralized databases. These regulatory changes and uncertainties make our business planning more difficult. They could require us to invest significant resources and devote significant management attention to pursuing new business activities, change certain of our business practices or our business model, or expose us to additional costs (including increased compliance costs and/or customer remediation), any of which could adversely impact our results of operations. If we fail to comply with new laws or regulations, or new interpretations of existing laws or regulations, our ability to operate our business, our relationships with our customers, our brand, and our financial condition and results of operations could be adversely affected.

Further, proposals to change the statutes affecting working capital loans facilitated through the Toast Capital platform may periodically be introduced in Congress and state legislatures. If enacted, those proposals could affect Toast Capital’s operating environment in substantial and unpredictable ways. For example, California and New York have enacted laws that will soon regulate non-bank commercial financing providers. Although neither law has taken effect, these new laws may impose new compliance requirements on previously unregulated aspects of our business, including but not limited to requirements for new, consumer-style disclosures for certain financial products that we offer or facilitate.

As we consider expanding our presence internationally, we may become subject to the laws, regulations, licensing schemes, industry standards, and payment card networks rules applicable in such jurisdictions, which may require us to invest additional resources to adopt appropriate compliance policies and measures. If we are unable to timely comply with the rules or laws of new jurisdictions in which we conduct business, our business or reputation may be adversely affected.

NACHA Rules and related oversight are material to our transaction processing business and our failure to comply could materially harm our business.

Our transaction processing services are subject to the National Automated Clearing House Association Rules, or NACHA Rules. Any changes in the NACHA Rules that increase our cost of doing business or limit our ability to provide processing services to our customers will adversely affect the operation of our business. If we or our customers fail to comply with the NACHA Rules or if our processing of customer transactions is materially or routinely delayed or otherwise disrupted, our partner financial institutions could suspend or terminate our access to NACHA’s clearing and settlement network, which would make it impossible for us to conduct our business on its current scale.

Additionally, we periodically conduct audits and self-assessments to verify our compliance with NACHA Rules. If an audit or self-assessment under NACHA Rules identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and other staff and be expensive and time consuming. NACHA may update its operating rules and guidelines at any time, which could require us to take more costly compliance measures or to develop more complex monitoring systems. Our partner financial institutions could also change their interpretation of NACHA requirements, similarly requiring costly remediation efforts and potentially preventing us from continuing to provide services through such partner financial institutions until we have remediated such issues to their satisfaction.

Failure to comply with anti-money laundering, economic and trade sanctions regulations, the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar laws could subject us to penalties and other adverse consequences.

TPS is registered with the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, as a money services business, or MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN, the anti-money laundering provisions of the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, or the BSA, and its implementing regulations applicable to MSBs. FinCEN may also interpret the BSA and its regulations as requiring registration of our parent company or other subsidiaries as MSBs. State regulators often impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. We are also subject to economic and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.

We may in the future operate our business in foreign countries where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

Our failure to comply with anti-money laundering, economic, and trade sanctions regulations, the FCPA, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our federal MSB registration and state money transmitter licenses (or the inability to obtain new licenses necessary to operate in certain jurisdictions). We may also face liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Additionally, changes in this regulatory environment may significantly affect or change the manner in which we currently conduct some aspects of our business. For example, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our bank partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenue and earnings and could have a materially adverse effect on our results of operations or financial condition.

Our involvement in our payroll and transaction processing services could be subject to federal and state money service business or money transmitter registration and licensing requirements that could result in substantial compliance costs, and our business could be adversely affected if we fail to predict how a particular law or regulation should be applied to our business.

In jurisdictions where we are involved in providing payroll processing services, including as a result of our 2019 acquisition of StratEx, we may be required to apply for a state money transmitter or similar license or registration. StratEx had not historically obtained state money transmitter licenses in connection with its payroll services based on the position that it has the benefit of various state exemptions relating, among other things, to the nature of the payroll and other services that it provides. Nevertheless, governmental authorities in various states may determine that such exemptions were not available and that StratEx was required to comply with state money transmitter licensing requirements. We are applying for state money transmitter licenses for TPS, which will be administering our payroll processing services after such licenses are obtained. In the course of such license applications, or otherwise, one or more state governmental authorities may determine that the activities conducted by StratEx required a money transmitter or similar license and assess fines related to the activities that StratEx engaged in on an unlicensed basis.

In addition, while we believe we have defensible arguments in support of our positions that our involvement in our transaction processing services is not subject to federal MSB registration and state money transmitter licensing, we have not expressly obtained confirmation of such positions from FinCEN or the state regulators that administer the state money transmission laws. It is possible that certain state regulators may determine that our activities are subject to licensing. Any determination that we are in fact required to be licensed may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage, or other negative consequences as well as cause us to be required to cease operations in some of the states we service, which would result have a material adverse effect on our business, financial condition, results of operations, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented anti-money laundering programs. The adoption of new money transmitter or money services business laws in jurisdictions, or changes in regulators’ interpretation of existing state and federal money transmitter or money services business laws or regulations, could subject us to new registration or licensing requirements. There can be no assurance that we will be able to obtain or maintain any such licenses in all of states where we offer transaction processing services, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay in the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Our platform regularly collects and stores personal information and, as a result, both domestic and international privacy and data security laws apply. As these laws are enhanced or new laws are introduced, our business could incur additional costs and liabilities and our ability to perform our services and generate revenue could be impacted.

As we seek to build a trusted and secure platform for and to expand our network of customers and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the CCPA, which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

The regulatory framework governing the collection, processing, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy statements or notices, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the incurrence of significant fines, penalties, or other liabilities. In addition, any such action, particularly to the extent we were found to have engaged in violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our partners and our customers and their guests may be subject to differing privacy laws, rules, and legislation, which may mean that our partners or customers require us to be bound by varying contractual requirements applicable to certain other jurisdictions. If our customers fail to comply with such privacy laws, rules, or legislation, we could be exposed to liability and our business, financial condition, results of operations, and brand could be adversely affected. Adherence to contractual requirements imposed by our partners or customers may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative, and other developments. These changes may in turn impair our ability to offer our existing or planned features, products, and services, and/or increase our cost of doing business. As we expand our partnerships and our customer base, these requirements may vary from customer to customer, and from guest to guest, further increasing the cost of compliance and doing business.

We publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of information. Although we endeavor to comply with our published statements, notices, and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy statements, notices, or any applicable privacy, security, or data protection, information security, or consumer-protection related laws, regulations, orders, or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties, or negative publicity, and could materially and adversely affect our business, financial condition, and results of operations. The publication of our privacy statements, notices, and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting customer and guest expectations, or contractual obligations. We post on our website our privacy statement and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the CCPA and the forthcoming CPRA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy statements or notices, changing customer and guest expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or the IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Class A common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations, and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our Class A common stock.

Government regulation of the Internet, mobile devices, and e-commerce is evolving, and unfavorable changes could substantially adversely affect our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services, increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These evolving regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, and the characteristics and quality of our services. It is not clear how existing laws governing issues such as property ownership, sales, use, and other taxes, and personal privacy apply to the Internet and e-commerce. In addition, in the future, it is possible that foreign government entities in jurisdictions in which we seek to expand our business may seek to or may even attempt to block access to our mobile applications and website. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.

We are developing new products and services that may be subject to the authority of the Consumer Financial Protection Bureau.

We are constantly developing new products and services to make it easier for our customers to operate their businesses. These new products and services may include features that are subject to the authority of the Consumer Financial Protection Bureau, or the CFPB. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, created the CFPB to assume responsibility for implementing and enforcing most federal consumer financial protection laws and a prohibition on unfair, deceptive, and abusive acts and practices. Under the Dodd-Frank Act, the CFPB can take action against companies that have violated the Dodd-Frank Act, the federal consumer financial protection laws, or CFPB regulations. Should our business change to include products and services that are subject to the CFPB’s authority, we would face increased scrutiny that could result in regulatory or enforcement actions that adversely affect the operation of our business by increasing our costs or otherwise limiting our ability to provide such products and services.

Risks Related to Our Intellectual Property

If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our intellectual property rights. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our intellectual property rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some provisions in our licenses of our technology to customers and other third parties protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

Our issued patents and any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, these patents may not adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability, and scope of protection of patent and other intellectual property rights are complex and often uncertain.

Additionally, we have registered, among other trademarks, the name “Toast” in the United States and other jurisdictions. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. There could also be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in preventing unauthorized use or disclosure of confidential information or controlling access to and distribution of our products or other proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our existing products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new products, and we may not be able to license that technology on commercially reasonable terms or at all. Our inability to license this technology could harm our ability to compete.

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Any intellectual property litigation in which we become involved may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time to time, third parties have asserted and may assert patent, copyright, trademark, or other intellectual property rights against us, our partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights and, to the extent we gain greater market visibility, especially by virtue of becoming a public company, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the restaurant technology market. In addition, our agreements with customers include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or other third-party claims. Large indemnity payments could harm our business, financial condition, and results of operations.

The outcome of intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of certain products or services and may be unable to compete effectively. Any of these results could harm our business, financial condition, and results of operations.

Our platform makes use of open source software components, and a failure to comply with the terms of the underlying open source software licenses could negatively affect our ability to sell our products and subject us to possible litigation.

Our products incorporate and are dependent to a significant extent upon the use of open source software, and we intend to continue our use of open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses and is typically freely accessible, usable, and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements, depending on how the licensed software is used or modified, that we offer our proprietary software that incorporates the open source software for little or no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantage. Further, if an author or other third party that uses or distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained or are dependent upon the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. Litigation could be costly for us to defend, negatively affect our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our products and technologies. Any requirement that we make available source code for modifications or derivative works we create based upon incorporating or using open source software or that we license such modifications or derivative works under the terms of open source licenses, could be harmful to our business, financial condition, or results of operations, and could help our competitors develop products and services that are similar to or better than ours. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open source software, we may lose the right to continue to use and exploit such open source software in connection with our operations and products, which could disrupt and adversely affect our business.

In addition to risks related to license requirements, usage, and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, controls on the origin or development of the software, remedies against the licensors or other contractual provisions regarding infringement claims or the quality of the code. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.

Although we have established procedures to monitor the use of open source software, we rely on multiple software programmers to design our proprietary software and we cannot be certain that our programmers have never, directly or indirectly, incorporated open source software into, or otherwise used open source software in connection with, our proprietary software of which, or in a manner in which, we are not aware, or that they will not do so in the future. It is also possible that we may not be aware of all of our corresponding obligations under open source licenses. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered domain names that we use in, or are related to, our business, most importantly www.toasttab.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States for a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

Risks Related to Operating as a Public Company

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and PCAOB regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board (PCAOB). These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which has and will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer, although we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have experienced rapid growth, and this growth has placed considerable strain on our accounting systems, financial close and reporting process, and personnel. As a result, we identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the controls for the financial statement close process and the controls related to unusual and infrequent transactions (including accounting for complicated stock transactions and the adoption of ASU 2014-09, Revenue from Contracts with Customers or ASC 606). As a result, we made immaterial revisions of our consolidated financial statements as of December 31, 2019, an immaterial audit adjustment to our consolidated financial statements as of December 31, 2020 and for the year then ended and a correction of errors relating to the financial statements for the year ended December 31, 2020 in our financial statements for the first and second quarters of 2021.

We are taking steps to remediate these material weaknesses through the development and implementation of systems, processes and controls over the financial close and reporting process. In addition, we have begun to enhance our overall control environment through hiring additional qualified accounting and financial reporting personnel and engaging external consultants with appropriate expertise for more challenging technical accounting issues which will add to the depth of our skilled and managerial resources and allow us to scale our accounting processes to match growth and changes in the business and operations. We will also continue to evaluate our IT systems and related processes to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries and facilitate review controls related to our significant classes of transactions.

While we are designing and implementing new controls and measures to remediate these material weaknesses, we cannot assure you that the measures we are taking will be sufficient to remediate the material weaknesses or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of our IPO, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities, which includes Class A common stock and Class B common stock, held by non-affiliates as of the prior June 30th, the end of our second fiscal quarter, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

As a result of the reduced disclosure requirements applicable to us, investor confidence in our company and the market price of our Class A common stock may be adversely affected. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations have increased our legal and financial compliance costs, and will increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in our public filings, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. These rules and regulations have and will increase our legal and financial compliance costs and have and will make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

As a public company subject to enhanced rules and regulations, it is also more expensive for us to obtain directors and officers liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

Our senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our business.

The individuals who now constitute our senior management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Class A Common Stock

The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.

We cannot predict the prices at which our Class A common stock will trade. The market price of our Class A common stock may fluctuate substantially and will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our Class A common stock until the release of lock-up restrictions applicable to shares held by our pre-IPO stockholders will tend to increase the volatility of the trading price of our Class A common stock. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, because you might not be able to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our Class A common stock include, but are not limited to, the following:

•actual or anticipated changes or fluctuations in our results of operations;

•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments;

•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;

•price and volume fluctuations in the overall stock market from time to time;

•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•the expiration of market stand-off or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our executive officers, directors and their affiliates;

•actual or anticipated developments in our business, or our competitors’ businesses, or the competitive landscape generally;

•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•actual or perceived privacy or security breaches or other incidents;

•developments or disputes concerning our intellectual property rights, our products, or third-party proprietary rights;

•announced or completed acquisitions of businesses or technologies by us or our competitors;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•changes in accounting standards, policies, guidelines, interpretations, or principles;

•any significant changes in our management or our board of directors;

•general economic conditions and slow or negative growth of our markets; and

•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could materially adversely affect our business, financial condition, results of operations, and prospects.

The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our capital stock prior to our IPO, including our directors, executive officers and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our pre-IPO stockholders, all of which hold shares of Class B common stock, collectively owned shares representing approximately 99.5% of the voting power of our outstanding capital stock immediately following our IPO, and our directors, executive officers and their affiliates, beneficially owned in the aggregate 14.8% of the voting power of our outstanding capital stock immediately following our IPO. Even if such individuals are no longer employed with us, they will continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) the seventh anniversary of the date of the filing and effectiveness of our amended and restated certificate of incorporation in Delaware. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions as specified in our amended and restated certificate of incorporation, such as transfers to family members and certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the company.

Our founders, executive officers, directors, and other principal stockholders, in the aggregate, beneficially own a majority of our outstanding stock. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the company or another significant corporate transaction.

An active, liquid trading market for our Class A common stock may not develop or be sustained, which may make it difficult for you to sell the Class A common stock you purchase.

We cannot predict the extent to which investor interest in us will lead to the development of a trading market or how active and liquid that market may become. If an active and liquid trading market for our Class A common stock does not develop or continue, you may have difficulty selling any of our Class A common stock at a price above the price you purchase it or at all. If an active market for our Class A common stock does not continue to develop, or, if not further developed, it may not be sustained and our ability to raise capital to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will suffer.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market, such as when our lock-up or market standoff restrictions are released, could cause the market price for our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur in large quantities, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of September 30, 2021, we have outstanding a total of 25,000,000 shares of Class A common stock and 479,406,030 shares of Class B common stock. All of our directors, executive officers and certain other holders that together represent approximately 88.08% of our common stock and securities exercisable for or convertible into shares of our common stock outstanding immediately prior to our IPO agreed that our securities held by them will be restricted from resale as a result of lock-up agreements. These securities may not be sold during the period from the date of our final prospectus dated September 21, 2021, or the Prospectus, and filed with the SEC pursuant to Rule 424(b) under the Securities Act, continuing through the date that is 180 days after the date of the Prospectus subject to earlier release of our holders from the restrictions contained in such agreements, including that:

(1) up to 15% of the shares of common stock (including shares underlying vested securities convertible into or exercisable or exchangeable for common stock) held as of October 15, 2021, or the Holdings Measurement Date, by “Service Providers,” who are defined as employees and consultants that are individuals and former employees and consultants that are individuals (but excluding directors and executive officers), or held by an “Estate Planning Transferee,” who is defined as a trust for the direct or indirect benefit of a Service Provider or an immediate family member of a Service Provider, may be sold beginning at the commencement of trading on the second trading day after the date that we publicly announce our earnings for the third quarter of 2021, or the earnings release date;

(2) up to 15% of the shares of common stock (including shares underlying vested securities convertible into or exercisable or exchangeable for common stock) held as of the Holdings Measurement Date by directors, executive officers, or any holder that is not a director, executive officer, Service Provider or Estate Planning Transferee, may be sold beginning at the opening of trading on the second trading day, after the Applicable Final Testing Date, provided that the closing price per share of our Class A common stock on the New York Stock Exchange is at least 25% greater than the initial public offering price per share of the Class A common stock set forth on the cover of the Prospectus (a) on at least 10 trading days in any 15 consecutive trading day period ending on or after the earnings release date but not later than the fifteenth trading day following the earnings release date (any such period during which such condition is first satisfied, is referred to as the “measurement period”) and (b) on the Applicable Final Testing Date. The “Applicable Final Testing Date” is (i) the first trading day after the measurement period, if the last day of the measurement period is the earnings release date, or (ii) the last day of the measurement period, if the last day of the measurement period is after the earnings release date; and

(3) the restricted period will terminate on the earlier of (i) the commencement of the second trading day immediately after we announce earnings for the year ending December 31, 2021, and (ii) 180 days after the date of the Prospectus.

In addition, approximately 11.44% of our common stock and securities exercisable for or convertible into shares of our common stock outstanding immediately prior to the closing of our IPO comprised of equity awards under our stock incentive plans are subject to market standoff agreements with us that restrict certain transfers of such securities during the restricted period. Such equity plan securities will also be subject to the same early release terms as set forth the lock-up agreements. Notwithstanding the terms of such market standoff agreements, our stock trading policy prohibits hedging by all of our current directors, officers and employees.

Upon the expiration of the restricted period described above, substantially all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws.

The market price of our Class A common stock could drop significantly if our stockholders sell, or are perceived as intending to sell, shares of our Class A common stock. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

You may incur dilution as a result of future equity issuances.

Any common stock that we issue under our existing equity incentive plans or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by our other equity holders. Also, in the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

Certain provisions in our charter documents and Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect our stock price.

Our amended and restated certificate of incorporation and our second amended and restated bylaws contain provisions that could delay or prevent a change in control. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•the denial of any right of our stockholders to remove members of our board of directors except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of the total voting power of all our outstanding voting stock then entitled to vote in the election of directors;

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•provide for a dual-class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by the chairperson of our board of directors, chief executive officer, or by the board of directors acting pursuant to a resolution adopted by a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of the then-outstanding voting power of our capital stock; and

• advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions may discourage proxy contests and delay or prevent attempts by our stockholders to replace or remove our board of directors and to cause us to take corporate actions they desire. In addition, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an “interested stockholder” for a specified period of time. Any of these provisions of our amended and restated certificate of incorporation, second amended and restated bylaws, and Delaware law could limit the price that investors might be willing to pay for shares of our Class A common stock and deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of Class A common stock in an acquisition.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our second amended and restated bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our second amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our second amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. Our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If securities analysts cease to publish research or reports or publish inaccurate or unfavorable research about our business, if they downgrade our stock or our sector or if our financial results do not meet or exceed the guidance we provide to the public, our stock price could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts and the analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

In addition, the stock prices of many companies in the technology industry have declined significantly after those companies failed to meet the financial guidance publicly announced by the companies or the expectations of analysts, and stock prices have even declined significantly after such companies exceeded, or even significantly exceeded, such guidance or expectations. If our financial results fail to meet our announced guidance or the expectations of analysts or public investors, or even if our financial results exceed, or even significantly exceed, such guidance or expectations, or if we reduce our guidance for future periods, our stock price may decline.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Use of Proceeds From the IPO

On September 21, 2021, our Registration Statement on Form S-1 (File No. 333-259104) was declared effective by the Securities and Exchange Commission, or the SEC, for our initial public offering (“IPO”) in which we issued and sold 25,000,000 shares of its Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase additional 3,260,869 shares. The joint book-running managers for the IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. The IPO closed on September 24, 2021 when all of the shares offered were sold.

We received net proceeds of $950.4 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of $6.5 million. Immediately prior to the completion of the IPO, all of the outstanding shares of our convertible preferred stock and common stock were automatically converted into shares of Class B common stock on a one-for-one basis.

No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors. There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2021).

3.2
Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2021).

4.1
Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on September 13, 2021).

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on September 13, 2021).

10.2#
Amended and Restated 2014 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on August 27, 2021).

10.3#
2021 Stock Option and Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on September 13, 2021).

10.4#
2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on September 13, 2021).

10.5#
Severance and Change in Control Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on August 27, 2021).

10.6#
Toast, Inc. Chief Executive Officer Severance Letter (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on August 27, 2021).

31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOAST, INC.
(Registrant)

November 9, 2021	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

November 9, 2021	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)