Form 10-K
period 2021-12-31
Toast, Inc.
filed 2022-03-01
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40819

TOAST, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4168768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Park Drive, Suite 801
Boston, Massachusetts 02215
(Address of Principal Executive Offices) (Zip Code)

(617) 297-1005
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.000001 per share	TOST	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issue its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2021, based on the closing price of $34.71 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $12 billion. The registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarters), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The registrant had outstanding 230,941,841 shares of Class A common stock and 278,034,562 shares of Class B common stock as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

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
•our ability to compete effectively with existing competitors and new market entrants; and
•our ability to source, finance and integrate companies and assets that we have or may acquire.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K in its entirety before making investment decisions regarding our Class A common stock. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.
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
•We rely substantially on one third-party payment processor to facilitate payments made by guests, payments made to customers and payments made on behalf of customers, and if we cannot manage risks related to our relationships with this payment processor or any future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.
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
•The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our capital stock prior to our initial public offering, including our directors, executive officers and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.
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

PART I

Item 1. Business

Our Mission

Our mission is to empower the restaurant community to delight their guests, do what they love, and thrive.

Overview

Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of software as a service, or SaaS, products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of December 31, 2021, approximately 57,000 restaurant locations, processing over $57 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

Our Market

The approximately 860,000 restaurant locations in the United States are highly diverse and complex. In general, restaurants operate with low margins, high employee turnover, highly perishable products, and complex regulations. At the same time, the restaurant industry is undergoing foundational changes driven by changing guest preferences and the imperative to utilize technology and data to innovate. What was once primarily an on-site experience with antiquated solutions is now becoming an omnichannel experience that employs technology to enable dining in a restaurant, picking up curbside, or ordering delivery.

The COVID-19 pandemic has had a dramatic impact on the restaurant industry. As a result of state-mandated decisions to shutter in-store dining in March 2020, weekly same-store restaurant sales nationwide plummeted nearly 75% virtually overnight, followed by ongoing government restrictions, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations. As a leading platform for the restaurant industry, Toast took immediate steps to help restaurants navigate the crisis, transition to off-premise dining through existing products such as Online Ordering and new product launches, and call much needed attention to an industry in need of guest and government support.

Consumer preference towards omnichannel dining options has further accelerated due to the COVID-19 pandemic. According to the National Restaurant Association, in 2020, 53% of adults said that purchasing food for takeout or delivery is essential to the way they live, up from 29% a decade earlier. They also found approximately 70% of restaurant operators plan to keep some of the changes that they made to their restaurant as a result of the COVID-19 pandemic. There has also been a transformation in how guests purchase their food. Credit cards, mobile wallets, and other digital payment solutions have increased in popularity among guests. Cash sales as a percent of total sales through our platform declined from approximately 25% in 2015 to 11% by 2021. As the diversity of how guests order, where guests eat, and the means guests use to pay continues to grow, restaurants must constantly adapt to support these trends.

We believe we are in the early stages of capturing our addressable market opportunity. As of December 31, 2021, the locations on our platform represented only about 7% of the approximately 860,000 restaurant locations in the United States. Similarly, our Annualized Recurring Run-Rate, or ARR, as of December 31, 2021 was only about 4% of our near-term serviceable market opportunity of approximately $15 billion. We see a significant opportunity to increase sales to both new and existing customers, expand the usage of our platform outside the United States, and address the diverse needs of new and existing restaurant industry stakeholders.

Our Products and Platform

toast
Subscription Services
Point of Sale
Restaurant Operations
Digital Ordering & Delivery
Marketing & Loyalty
Team Management
Financial Technology Solutions
Integrated Payment Processing
Financial Technology Products
(i.e. Capital, Financing)
Platform Services
Reporting & Analytics
E-commerce
API & Partner Ecosystem

Toast’s all-in-one platform powers the entire restaurant community. Our portfolio spans seven product categories: point of sale, restaurant operations, digital ordering & delivery, marketing & loyalty, team management, financial technology solutions, and platform & insights. Alongside this platform, our commitment to customer success drives a differentiated customer experience, powers operational innovation, and enables our and our restaurants’ long-term growth and success.

As restaurants adopt more of our platform, our solutions work better together to drive even more success for them. For example, when a restaurant switches from pen and paper to using Order & Pay, they collect guest data that was previously not available to them. This guest data can then fuel our marketing solutions, increasing the likelihood of a return visit to the restaurant or driving the guest to the restaurant’s online ordering channel with Toast, eliminating a third-party commission driving incremental margin for the restaurant.

As customers have realized the value of our full platform, we have seen them adopt more Toast products. As of December 31, 2021, approximately 59% of Toast locations used four or more core products, on top of our integrated point of sale, or POS, and payments solution, up from approximately 48% as of December 31, 2020 and approximately 37% as of December 31, 2019.

Point of Sale

•Software. Our Android-based software has been custom built for the restaurant industry and is the foundation that powers each of our vertically integrated solutions. Our proprietary software enables seamless connectivity across restaurant operations, guests, and employees, and drives a differentiated dining experience.

◦Toast POS: Our core software module supports our hardware products to reduce wait times, optimize operations, and seamlessly handle payments. Toast POS is easy to use, leverages consumer technology, allows restaurant employees to quickly get up to speed on the software and seamlessly use it throughout their day. We provide color coded tables and kitchen tickets, mobile alerts, and guest text messaging to help keep restaurant staff on top of their service. For example, when a dish is ready, kitchen staff can alert the server right on their Toast Go or send a text message directly to a guest for a pick-up order.

◦Toast Order & Pay: Our order and pay allows guests to pay directly from their mobile devices, which allows restaurants to have additional flexibility in staffing while providing a great restaurant experience, driving sales, capturing guest insights, and reducing table turn times.

•Hardware. Our restaurant-grade hardware is custom built to withstand the rigors of a restaurant, combining durability needed for the restaurant environment, with aesthetically pleasing designs and in-store branding, serving as the tool that helps deliver our end-to-end solutions.

◦Toast Flex: Our proprietary hardware can be used for on-counter order and pay, but can also be used as a server station, guest kiosk, kitchen display system, or order fulfillment station, allowing the restaurant to “flex” our hardware to fit their specific needs.

◦Toast Go: Our fully-integrated, handheld POS device enhances the guest experience and improves table turn times through tableside ordering and payment acceptance. The Toast Go enables real-time menu updates, accelerated service, easy and accurate ordering, and contactless payments.

◦Toast Tap: Our proprietary card reader supports Near Field Communication, or NFC, Europay, Mastercard and Visa, collectively referred to as EMV, and magnetic stripe reader, or MSR, payments, and creates a frictionless experience for our guests.

Restaurant Operations

•Software

◦Kitchen Display System: Our proprietary Kitchen Display System software seamlessly connects the front of the house with the kitchen staff. Our software fully integrates all ordering stations with the kitchen, automates firing by prep time, and instantaneously notifies servers when orders are ready.

◦Multi-Location Management: Our Multi-Location Management tool allows our customers to manage and standardize their operations and easily configure menus across multiple locations and channels, including online ordering and delivery. Customers can set location-specific items and prices or keep them consistent across the brand, and centralize data across all locations for a single, clear view of business performance.

◦xtraCHEF by Toast: xtraCHEF provides a suite of back-office tools for restaurants, including accounts payable automation and inventory management. xtraCHEF arms operators to take control of rising inventory costs, automate accounts payable, and streamline back-office tasks to increase overall profitability.

•Hardware

◦Toast Flex for Kitchen: Toast Flex for Kitchen is a larger format, mountable display that can be used as a kitchen screen or order fulfillment station to help restaurants run their kitchens smoothly. Heat and water resistance allows the Toast Flex for Kitchen to stand up to real-world use in the kitchen.

Digital Ordering & Delivery

•Toast Online Ordering & Toast TakeOut: Our commission-free online ordering and consumer Toast TakeOut application simplifies the digital ordering experience for guests, increases order accuracy, and allows restaurants to reduce reliance on third parties for driving online orders. By providing restaurants with a software-based platform to take off-premise orders directly through their branded website, we reduce phone orders, minimize double entry and other costly errors, and optimize the balance between dine-in and takeout.

•First-Party Delivery, Toast Delivery Services, and Toast Delivery Partners: Toast enables restaurants to offer delivery services in a variety of ways that can be tailored to their needs and operations. With first-party delivery, restaurants can manage their own fleet of drivers and customize delivery hours, zones, fees, and minimum ticket sizes. Toast Delivery Services enables restaurants to utilize a partner network of delivery drivers so restaurants can offer delivery to guests without needing their own fleet. Finally, through Toast Delivery Partners, we provide POS integrations for restaurants using third-party delivery services to streamline order intake, eliminate the need for extra third-party tablets, and sync menus in real-time.

Marketing and Loyalty

•Loyalty and Gift Cards: Toast has designed a suite of guest-focused products, including loyalty programs and branded gift cards, to enhance a restaurant’s cash flow by driving further engagement with their guests. Our credit-card linked loyalty program automatically accrues points each time the guest swipes their card and offers can be customized by the restaurant to drive repeat visits and increased spend over time.

•Marketing: Our data driven insights allow restaurants to easily create and send email campaigns based on POS data such as visit frequency and spending patterns that are automatically built through daily guest interactions across our product suite.

Team Management

•Payroll & Team Management: Employee performance and satisfaction are important elements of a restaurant’s success. We have created a centralized hub that streamlines the entire hiring, employee management, and payroll process. Integrated POS and payroll create a single employee record across systems, allowing for hours, tips, and employee data to synchronize seamlessly and helping managers get valuable time back.

•Partner-Enabled Products (Insurance & Benefits): Toast offers workers compensation, business owner policy, or BOP, insurance, automated 401k, as well as restaurant-specific add-ons, such as liquor liability insurance, through our partners therefore simplifying the procurement process for restaurants and providing much-requested benefits to their teams.

Financial Technology Solutions

•Payment Processing: Toast provides a fully-integrated platform that enables our customers to securely accept and process payments, while also providing valuable data-driven insights and driving our guest engagement programs. We maintain competitive and clear pricing, our systems are in compliance with PCI Security Council standards, and our hardware supports EMV and NFC payment technology.

•Toast Capital: Toast Capital offers restaurants fast and flexible funding via loans advanced by our bank partner that are repaid with interest through a daily holdback of credit card receipts. We are uniquely positioned to offer capital to our restaurants using patented systems for loan origination that incorporate data science models, historical point of sale data, and payment processing volume, and have created a straightforward process that can deliver urgently needed funds as soon as the next business day.

•Purchase Financing: We also offer a number of ways for customers to finance the upfront cost of Toast products, often one of the largest barriers to switching to or purchasing a new POS system. Our programs include 0% interest financing for investments made in Toast products. The flexibility we offer has had a measurable impact on our rapid location growth.

Platform and Insights

•Reporting and Analytics: Our differentiated software and financial technology ecosystem underpins our data collection and analytics capabilities, providing insights and reporting on real-time sales, menu, and labor data, and allowing our customers to analyze their results and improve performance over time. Our cloud-based reporting enables access to performance data regardless of physical location, and our automatic nightly email sends key business metrics directly to our customers, sharing the critical daily insights they need to successfully operate their business. We estimate that on any given day, approximately two-thirds of Toast locations engage with reporting in their restaurant dashboard.

•Toast Partner Connect and APIs: Toast’s partner ecosystem allows our customers to customize their technology stack to meet their business needs, choosing from a curated portfolio of approximately 160 partners that deliver a broad spectrum of specialized solutions ranging from accounting to waitlists. Toast Partner Connect is a portal within Toast that allows customers to discover, select, and seamlessly connect their restaurant to our partners. Our suite of bi-directional application programming interfaces, or APIs, connects our partners to our workflows and data, and also allows our customers to connect custom applications and software to our ecosystem.
Our Technology

We empower our customers to take control of their operations by utilizing our proprietary technology that spans across our products. Each of our products is built on Toast’s shared platform infrastructure and services. This platform layer provides common capabilities and reusable components, allowing a streamlined, integrated customer experience to be built efficiently by our independent teams.

Our digital technology platform includes:

Software, cloud-based services, and partner ecosystem

•Reliable cloud services. Our highly scalable, services-based, multi-tenant architecture runs on Amazon Web Services.

•Offline POS capabilities. In the event of an internet or network disruption, Toast’s offline POS capabilities provide essential continuity of operations. This capability allows customers to continue to place orders, print tickets and receipts, and take credit card payments. In this offline mode, all credit card information is securely encrypted and stored on the Toast device until it regains connection.

•Partner APIs. Toast has curated a portfolio of approximately 160 restaurant technology partners that utilize Toast APIs to deliver a broad range of specialized solutions.

Payments

Toast provides fast and secure, integrated payment processing through its POS devices, standalone contactless reader, or Toast Tap, and online ordering applications.

•Security and compliance. Toast is a PCI-DSS Level 1 service provider and PA-DSS validated payments application. All card processing systems adhere to strict PCI security policies and procedures.

•Reliability. We leverage our extensive on-the-ground experience to provide a reliable payments experience that is resilient to issues with restaurants’ networks or internet service providers as well as Toast’s own cloud platform.

•Flexible omni-channel capabilities. Toast provides in-store, digital, and partner payment capabilities. In-store payments through the Toast integrated card reader and Toast Tap support card dipping, tapping, and swiping as well as Apple Pay, Google Pay, and Samsung Pay, with fraud detection capabilities to minimize transaction risks. Using Toast-provided payments across channels simplifies our customers’ experience, providing them with a single daily deposit of funds and consolidated reporting for easier accounting.

Hardware

•Full-service hardware to power all operations. Toast offers a unique line of purpose-built, restaurant-grade hardware, including POS terminals, handheld devices, kitchen display screens, card readers, guest display devices, printers, and networking equipment.

•User-friendly, durable, and designed to last. Our custom-designed hardware is pre-configured to enable self-installation with limited support and is created to be spill- and drop-proof with a long battery life to withstand the rigors of the restaurant environment.

•Device management. Our hardware utilizes the open-source Android mobile operating system which enables us to freely distribute the operating system to the Toast terminal and handheld devices. Proprietary management tools allow Toast to safely and efficiently upgrade POS software and device firmware as well as to monitor the health of devices across the fleet.

Our Growth Strategy

Our strategy is to continue to invest in areas that align with our customers’ needs. We expect that both we and our customers will continue to realize the value of our network as we continue to grow in scale, make enhancements to our technology, offer more products and services, and help restaurants increase revenue while saving time and money. Toast both drives and benefits from the success of our customers—when restaurants grow, Toast grows through higher payments volume and increased adoption of our full platform.

•Fuel efficient location growth with both new and existing customers. Despite our rapid growth and scale, we estimate that our current locations account for only about 7% of restaurants in the United States. We also expect that new restaurants that open in the aftermath of the COVID-19 pandemic will seek innovative and end-to-end technology solutions to manage their operations. We therefore believe there is a substantial opportunity to grow our location footprint. To that end, we intend to invest in our field-based go-to-market engine, customer success through a combination of tailored onboarding services, customer support, and intuitive product design, as well as research and development of new products to continue to meet the industry’s evolving needs. We also expect to continue to see significant location growth among our existing customers, both as they open new locations and as we continue to roll out the Toast platform to more of our customers’ existing locations.

•Increase adoption of our full suite of products. We believe that we are well-positioned to sell additional products to our existing customers through a combination of sales and marketing efforts and product-led growth. We believe our all-in-one, integrated platform approach is well-suited to a customer base that has historically struggled to adopt technology at the same pace as other industries due to a lack of dedicated information technology resources.

•Invest in and expand our product platform. We intend to continue to invest in research and development to expand the functionality of our current platform and to broaden the subscription services and financial technology solutions we offer. We believe our proven track record and continued strategy to build products that directly address key pain points for our stakeholders will differentiate us and help grow our addressable market. We also believe we have an opportunity to expand the ways in which we leverage the data on our platform to help our customers succeed.

•Further develop our partner ecosystem. Toast’s integrated SaaS platform currently connects customers to approximately 160 partners, providing our customers with the tools and features they need to run their business. Today, we have partnerships in place across a spectrum of solutions that include employee management, reservations, inventory, accounting, security, analytics, marketing and customer relationship management, loyalty, mobile pay, gift cards, online ordering, and digital signage. We intend to continue expanding our technology and channel partnerships to deliver even more value to our customers and increase the strategic nature of our platform.

•Selectively pursue inorganic growth. We intend to selectively explore inorganic product and technology growth opportunities to build out our portfolio and strengthen our ecosystem advantage. We believe that the scale of our partner ecosystem provides additional visibility into what products would be most valuable to our stakeholders. For example, in July 2019, we announced the acquisition of StratEx to simplify and optimize payroll, one of a restaurant’s largest single expenses, while leveraging our existing capabilities in timeclock and attendance. Additionally, in June 2021, we announced the acquisition of xtraCHEF to enable our customers to improve operational efficiency and financial decision-making through restaurant-specific invoice management software that helps track and record expenses.

•Expand internationally. We believe there is a significant opportunity to expand usage of our platform outside of the United States. We have recently made an initial investment to establishing our international presence. This growth strategy will be a long journey and we are in the very early stages of expansion. We intend to add international sales team members to address this market opportunity alongside targeted research and development efforts based on local market dynamics.

Customer Success

Our customer success team supports our customers through their entire lifecycle beginning with onboarding and extending to ongoing customer care, including product enablement and education around industry best practices. We invest in scalable and efficient onboarding solutions that offer a differentiated customer experience. We currently offer on-site, remote, and self-guided implementation options to our customers. To better serve the growing sophistication of our customers and improve the upfront cost burden, we launched a remote onboarding offering in 2019. We have since scaled remote installations to represent the majority of our onboarding efforts.

We offer multi-channel customer support 24 hours per day, 7 days a week, 365 days per year via chat, phone, or web. We built our entire platform to be cloud-based, so our customer success team can provide seamless support remotely. Due to the all-in-one nature of our platform, we offer restaurants a single point of contact for any issues across their entire technology stack. We invest significantly in customer support and consider these investments to be a key competitive differentiator.

Sales and Marketing

The restaurant industry is a local industry. Restaurant operators purchase everything from food and alcohol to equipment and table linens from individuals that they know and trust. Our sales and marketing motion is designed from the ground up to integrate into this dynamic by combining a high-volume marketing engine with a localized and consultative sales force.

We start with in-market sales teams that are deeply familiar with, and trusted by, the local community. This deep knowledge of the local food and beverage scene provides us with a competitive advantage. Our sales team is organized by three main functional areas: an acquisition team that is focused on new location growth and organized by restaurant size, an upsell team that focuses on our customer community, and a growth team focused on sales enablement and operations.

To generate and capture demand we invest heavily in the primary discovery channels for restaurant operators. We combine our demand generation efforts with pricing and packaging that is designed to increase platform adoption and simplify the buying process for restaurants. This approach provides multiple entry points into the Toast platform ranging from a single terminal point of sale to a multi-product setup for a complex restaurant.

As Toast continues to grow, so does the importance of brand recognition and our investments into strengthening it. This brand recognition will help continue to drive growth in the restaurant community and increase referrals.

Research and Development

Our product development strategy is based on typical inputs such as market and user research, routine strategy planning, and iterative financial analysis, but it is first and foremost based around our customer obsession and mission of empowering the restaurant community to delight guests, do what they love, and thrive. We believe strongly that this customer obsession and innovation on their behalf is the best long-term product strategy to help our customers outperform, and this strategy drives both the products we build and the partnerships we create within the restaurant ecosystem.

We organize our team with a full-stack development model, integrating product management, engineering, analytics, data science, and design. We develop our products in four primary research and development locations: Boston, Chicago, Chennai, and Dublin. Each location has a combination of product management, user experience design, software engineering, and quality assurance personnel.

Competition

The market is competitive and evolving rapidly. Our platform combines functionality from numerous product categories, and we therefore compete in each of these categories: cloud-based point of sale platforms, legacy point of sale platform payments solutions; and point technology providers with products addressing specific front of house or back of house operations. We compete on the basis of a number of factors including:

•the ability to provide an all-in-one software and financial technology platform specifically designed to meet the existing and future technology needs of prospective customers, including comprehensive partner ecosystem integrations;

•product performance, flexibility, durability, ease of use, security, scalability, and reliability;

•brand recognition, reputation, and customer satisfaction;

•the availability and quality of support and other professional services, including the ability to onboard prospective customers in a timely and cost-efficient manner;

•the ability to operate and support all geographic markets specified by the prospective customer; and

•the ability to integrate systems seamlessly and at low costs to provide important data insights.

We believe that we compete favorably with respect to these factors. Furthermore, we expect that our industry will continue to attract new market entrants, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.

Seasonality

We experience seasonality in our financial technology solutions revenue, which is largely driven by the level of gross payment volume, or GPV, processed through our platform. For example, customers typically have greater sales during the warmer months, though this effect varies regionally. As a result, our financial technology solutions revenue per location has historically been stronger in the second and third quarters. We believe that financial technology solutions revenue from both existing and potential future products will continue to represent a significant proportion of our overall revenue mix, and seasonality will continue to impact our results of operations.

Human Capital Resources

As of December 31, 2021, we had 3,172 employees. We also engage consultants as needed to support our business and operations from time to time.

Core to our success is our passionate and diverse team of Toasters, led by a skilled and experienced leadership team with a proven track record of scaling leading platforms and organizations. With approximately two-thirds of our employees having previous work experience in the restaurant industry, we are truly driven by a love for amazing food, a love for delightful experiences, and a love for the diverse community that restaurants represent.

Diversity, Equity & Inclusion

At Toast, we power successful restaurants of all sizes. The restaurant industry is one of the most diverse industries and we embrace that diversity by encouraging it within our company. We believe that the success of our business comes only with the success of all our employees.

We bake inclusive principles into our design, build cultural competence and equity in our practices, and ensure opportunities for growth and rewards by investing in developing our managers and employees through a number of live, in-person and self-directed programs.

We offer a number of specialized Diversity, Equity and Inclusion, or DEI, programs and initiatives to equip Toasters with the tools necessary to develop and promote an environment of inclusion and respect that leads to better engagement, productivity, and innovation. These include individual and peer DEI coaching focused on targeted conversations and specific development; DEI programs that build awareness and mitigate bias offered live and as e-learning modules; and specific development for our managers and leaders designed to enable them to build more meaningful and authentic relationships with their teams and create a more inclusive workplace environment.

Our Toasters are directly involved in maintaining an inclusive and equitable culture through our Toast Communities and our Council of Advocates for Equity, which leverage their combined perspectives to advocate for an equitable experience for all, across our business strategy and company culture.

Social Commitment

At Toast, we are committed to supporting causes that solve critical food issues and enrich the food experience for all. Driven by our commitment to local communities, in 2019 we launched a philanthropic branch, Toast.org, dedicated to solving critical food issues that impact communities across the United States. In furtherance of Toast’s values and these goals, we have joined the Pledge 1% movement. As a part of this initiative, our Board of Directors reserved 5,468,890 shares of Class A common stock that we may issue over a period of ten years in ten equal annual installments as a bona fide gift to a charitable organization to fund its social impact initiatives through Toast.org.

Employee Safety during COVID-19

During the COVID-19 pandemic, we have prioritized the safety of our Toasters with three guiding principles: (1) protect the health and safety of our Toasters and their families; (2) deliver on our mission to help the restaurant industry thrive; and (3) trust in the data and guidance from the scientific and medical communities as they work to inform and protect our society. Since March 2020, the majority of our employees have worked from home. For Toasters who must work on-site, we have undertaken a full suite of enhanced safety measures, including social distancing, masking, testing, and enhanced cleaning protocols. We will continue to evaluate the impact of COVID-19 pandemic and maintain a safe and productive work environment for our employees.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. As of December 31, 2021, we have 39 U.S. patent applications allowed/granted, and in addition we have 41 U.S. patent applications pending. Our issued patents are estimated to expire between 2034 and 2039. Such expiration dates may vary based on a variety of factors, including benefit claims, term adjustments, and/or extensions as well as the timely payment of maintenance fees. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost effective. We also have common law rights in some trademarks and numerous pending trademark applications in U.S. jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.toasttab.com and other variations.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. See the sections titled “Risk Factors,” including the section(s) titled “Risk Factors—Risks Related to Our Intellectual Property” for a description of the risks related to our intellectual property.

Government Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. As more fully described below, certain of our services also are, or may be in the future, subject to the laws, rules, and regulations that are related to acceptance of credit cards and debit cards, payments services (such as payment processing and settlement services), including laws concerning consumer financial protection, anti-money laundering and escheatment. From time to time, we may launch pilot programs or early-stage products, which may subject us to additional state or federal laws or regulations. We also are, or may be in the future, subject to rules promulgated and enforced by multiple authorities and governing bodies in the United States, including federal, state and local agencies, payment card networks and other authorities, and internationally. These descriptions are not exhaustive, and these laws, regulations, and rules frequently change and are increasing in number.

BSA and FinCEN Regulation

Certain of our payment technology solutions are or may become subject to anti-money laundering laws and regulations under the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, or the BSA. The BSA requires certain financial institutions, including banks and money services business, or MSBs (such as money transmitters), to register with the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, as MSBs and to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other things.

Our subsidiary, Toast Processing Services LLC, or TPS, is registered as an MSB with FinCEN in its capacity as a money transmitter. As an MSB, we are required to maintain a written anti-money laundering program, or AML Program, that meets the standards set forth in the FinCEN regulations implementing the BSA. In addition, our AML Program is designed to address and comply with the Money Laundering Control Act and other U.S. laws and regulations regarding anti-money laundering and countering the financing of terrorism, which we refer to as AML/CFT, and to control for the AML/CFT risks inherent to our business. The AML Program is also designed to prevent our platform from being used to facilitate business with certain individuals, entities, countries, and territories that are targets of economic or trade sanctions, including those imposed by the Treasury Department’s Office of Foreign Assets Control.

State Licensing Requirements

Certain of our payment technology solutions are or may become subject to state money transmitter or payroll processor laws and regulations. TPS is licensed as a money transmitter in most states and is seeking licenses to operate as a money transmitter in connection with its payroll processing activities in certain other states. Federal and state money transmitter laws and regulations impose a variety of requirements and restrictions on us, including anti-money laundering program requirements; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents.

Card Network and NACHA Rules

We rely on our relationships with financial institutions and third-party payment processors to access the payment card networks, such as Visa and Mastercard, which enable our acceptance of credit cards and debit cards, and our ability to explore and offer certain other products. We pay fees to such financial institutions and third-party payment processors for such services. We are required by these third-party payment processors to register with Visa, Mastercard, and other card networks and to comply with the rules and the requirements of these card networks’ self-regulatory organizations. The payment networks and their member financial institutions routinely update, generally expand, and modify requirements applicable to our customers, including rules regulating data integrity, third-party relationships, merchant chargeback standards and compliance with the Payment Card Industry Data Security Standard, or PCI DSS. PCI DSS is a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

We are also subject to the operating rules of the National Automated Clearing House Association, or NACHA. NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions, such as audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations.

State Loan Disclosure Requirements and Other Substantive Lending Regulations

Loans facilitated by Toast Capital are subject to state laws and regulations that impose requirements related to commercial loans, including loan disclosures and terms, credit discrimination, and credit reporting. State advertising, loan brokering, loan servicing, and debt collection laws may apply to the marketing and loan administration services we provide to our bank partner that makes the loans facilitated by Toast Capital.

FTC Act and Unfair and Deceptive Acts and Practices

Section 5 of the Federal Trade Commission Act, or FTC Act, prohibits unfair or deceptive acts or practices. The Federal Trade Commission, or FTC, enforces Section 5 of the FTC Act against non-banks and has a history of pursuing enforcement actions for alleged unfair or deceptive acts or practices in connection with the marketing or servicing of financial products and services that are marketed to consumers or small businesses. The FTC has jurisdiction over us and our business practices.

Privacy and Consumer Information Security

In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including personally identifiable information, or PII, which subjects us to certain federal and state privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws, some of which are discussed below, impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and, with limited exceptions, give consumers the right to prevent use of their PII and disclosure of it to third parties. Such laws and regulations are subject to ongoing changes, and a number of new proposed or recently-passed laws or regulations in this area are expected to be applicable to our business.

In addition, under these laws and regulations, including the federal Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, we must disclose our privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The GLBA may restrict the purposes for which we may use PII obtained from consumers and third parties. We may also be required to provide an opt-out from certain sharing.

On January 1, 2020, the California Consumer Privacy Act, or the CCPA, took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. While personal information that we process that is subject to the GLBA is exempt from the CCPA, the CCPA regulates other personal information that we collect and process. A new California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Channels for Disclosure of Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. These reports may be accessed through our website's investor relations page at investors.toasttab.com. Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings.

Investors, the media, and others should note that we announce material information to the public through filings with the SEC, the investor relations page on our website, press releases and public conference calls and webcasts. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Corporate Information

We were incorporated under the laws of Delaware in December 2011 under the name Opti Systems, Inc. We changed our name to Toast, Inc. in May 2012. Our principal executive offices are located at 401 Park Drive, Boston, Massachusetts 02215 and our telephone number is (617) 297-1005. Our website address is www.toasttab.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website to be part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

“Toast,” our logo, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Toast, Inc. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline.

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

In addition, while a majority of our current customer base consists of small- and medium-sized businesses, or SMBs, we intend to pursue continued customer growth within the enterprise and mid-market segments of the restaurant market, as well as among SMBs. Each of those segments of the overall market poses different sales and marketing challenges, and has different requirements, and we cannot be sure that we will achieve the same success in those market segments as we have achieved to date in sales to SMBs.

Our business also depends on retaining our existing customers. Our business is subscription-based, and contract terms for our SaaS products generally range from 12 to 36 months. Customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, even though the number of customers using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or any new customers that may enter into subscriptions. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option, or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices, or contract breaches.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the years ended December 31, 2021 and 2020, our revenue was $1,705 million and $823 million, respectively, representing a 107% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

For example, during the COVID-19 pandemic, we:

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

Due to the uncertainty of the COVID-19 pandemic, including more recently the highly transmissible Delta and Omicron variants thereof and any additional waves of infection, we will continue to assess the situation, including abiding by any government-imposed restrictions, market-by-market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that the disruptions resulting from the pandemic continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the pandemic, the effectiveness and wide-spread availability of vaccines, the speed and extent to which normal economic and operating conditions will resume, and overall changes in consumer behavior. We also cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, the impact of further shelter-in-place or other government restrictions that are implemented in response to such outbreaks, or the impact on our customers’ ability to remain in business, each of which could continue to have an adverse impact on our business.

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

We sell subscriptions to our platform together with our payment services, and customers are unable to subscribe to our platform without also subscribing to our payment services. While we believe that offering a complete all-in-one platform that includes payment processing functionality along with all the other functionality of our platform offers our customers significant advantages over separate point of sale solutions, some potential or existing customers may not desire to use our payment processing services or to switch from their existing payment processing vendors. Some of our potential customers for our platform may not be willing to switch payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

The attractiveness of our payment processing services also depends on our ability to integrate emerging payment technologies, including crypto currencies, other emerging or alternative payment methods, and credit card systems that we or our processing partners may not adequately support or for which we or they do not provide adequate processing rates. In the event such methods become popular among consumers, any failure to timely integrate emerging payment methods into our software, anticipate consumer behavior changes, or contract with processing partners that support such emerging payment technologies could reduce the attractiveness of our payment processing services and of our platform, and adversely affect our operating results.

Our operating results depend in significant part on our payment processing services, and the revenue and gross profit we derive from our payment processing activity in a particular period can vary due to a variety of factors.

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. During the COVID-19 pandemic, card-not-present transactions and debit card transactions accounted for a larger proportion of the total payment transactions processed through our platform than before the COVID-19 pandemic, which contributed to higher gross margins on those transactions than in prior periods. We expect the relative percentage of credit card transactions and transactions where the card is present to increase in future periods.

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

We offer our customers a variety of financial technology products and services, and we intend to make available additional financial technology products and services to our customers in the future. A number of these services require that we enter into arrangements with financial institutions or other third parties. For example, one of our bank partners, which is a Utah-chartered and Federal Deposit Insurance Corporation, or the FDIC,-insured industrial bank, offers qualified customers working capital loans, which we service. In order to provide these and future financial technology products and services, we may need to establish additional partnerships with third parties, comply with a variety of regulatory requirements, and introduce internal processes and procedures to comply with applicable law and the requirements of our partners, all of which may involve significant cost, require substantial management attention, and expose us to new business and compliance risks. We cannot be sure that our current or future financial technology services will be widely adopted by our customers or that the revenue we derive from such services will justify our investments in developing and introducing these services.

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

From time to time, we are subject to various legal proceedings that could adversely affect our business, financial condition, or results of operations.

From time to time, we are or may become involved in claims, lawsuits (whether class actions or individual lawsuits), arbitration proceedings, government investigations, and other legal or regulatory proceedings involving commercial, corporate and securities matters; privacy, marketing and communications practices; labor and employment matters; alleged infringement of third-party patents and other intellectual property rights; and other matters. The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, customers, and commercial partners and current and former directors and officers. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers.

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

We closed our acquisition of StratEx Holdco, LLC, or StratEx, a provider of human resources and payroll software for restaurants, in July 2019, and our acquisition of xtraCHEF, Inc., or xtraCHEF, a provider of restaurant-specific invoice management software that helps restaurants track and record expenses, in June 2021. These were our first two acquisitions, and we may in the future acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of our acquisition of StratEx, xtraCHEF, or any future acquisitions.

We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions. We may not be able to successfully identify future acquisition opportunities or complete any such acquisitions if we cannot reach agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost, or if regulatory authorities prevent such transactions from being completed. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Further, we may have to pay cash, incur debt, or issue securities, including equity-based securities, to pay for acquisitions, joint ventures, or strategic investments, each of which could affect our financial condition or the value of our capital stock or result in dilution to our existing stockholders.

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

Although we currently do not derive significant revenue from customers located outside the United States, the long-term potential of our business will depend in part on our ability to expand our business into international markets. However, we have limited experience with international customers and in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States. If we seek to expand internationally, we will face a wide variety of new business, sales and marketing, operational and regulatory challenges in markets outside the United States, including the presence of more established competitors, our lack of experience in those markets, and a wide variety of new regulatory requirements to which we would become subject. Expanding our business internationally would require significant additional investment in our platform, operations, infrastructure, compliance efforts, and sales and marketing organization, and any such investments may not be successful or generate an adequate return on our investment.

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

We, our customers, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our customers, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information and sensitive and personal information of our customers and their guests and employees, including contact information, payment information and expiration dates, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform (or any platform of our third-party vendors) could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information. However, we have experienced security incidents in the past, and we may face additional security incidents in the future. Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

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

If any security breach involving our systems or the systems of third parties that store or process our data or significant denial-of-service attacks or other cyber attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems. In addition, we could be exposed to a risk of loss, litigation, or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities or those of customers and their guests, attempting to fraudulently induce our employees, customers, their guests, or others into disclosing usernames, passwords, payment card information, or other sensitive or personal information, which may in turn be used to access our IT systems or fraudulently transfer funds to bad actors.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures and similar events.

From time to time, we may experience limited periods of server downtime due to server failure or other technical difficulties. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or guest data may be permanently lost. Moreover, a limited number of our agreements with customers provide for limited service-level commitments, and we may enter into additional agreements providing such commitments from time to time. If we experience significant periods of service downtime in the future, we may be subject to claims by our customers against these service level commitments. These events have resulted in losses in revenue, though such losses have not been material to date. System failures in the future could result in significant losses of revenue.

We have and may, from time to time, voluntarily provide certain credits to our customers to compensate them for the inconvenience caused by a system failure or similar event, to support our customers and for the benefit of the restaurant community as part of our ongoing goodwill efforts. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient demand, and the accuracy of our estimates regarding the total addressable market for new products and/or enhancements and the portion of such total addressable market that we expect to capture for such new products and/or enhancements. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may not have an adequate total addressable market or market demand or may not achieve the market acceptance necessary to generate meaningful revenue.

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

If we are unable to successfully develop new products or services, enhance the functionality, performance, reliability, design, security, and scalability of our platform in a manner that responds to our customers’ and their guests’ evolving needs, or gain market acceptance of our new products and services, or if our estimates regarding the total addressable market and the portion of such total addressable market which we expect to capture for new products and/or enhancements prove inaccurate, our business and operating results will be harmed.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $487 million and $248 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $1,102 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Following the completion of our initial public offering, or IPO, the stock-based compensation expense related to our RSUs and other outstanding equity awards has resulted in an increase in our expenses for the year ended December 31, 2021 and will result in increases in our expenses in future periods.

Further, we may make decisions that will adversely affect our short-term operating results if we believe those decisions will improve the experiences of our customers and their guests and if we believe such decisions will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

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

Under our agreement with our bank partner, on a monthly basis, we are obligated to purchase loans made in a particular quarter that have been (or are scheduled to be) charged off, are otherwise non-performing, or do not satisfy our bank partner’s credit policy, unless such purchase would cause the principal amount of such purchased loans to exceed 15% (or 30% in the case of a limited program offered during the winter of 2020-2021 related to the COVID-19 pandemic) of the original principal amount of loans made in the applicable quarter. As a result of this potential repurchase obligation, and our servicing fee and credit performance fee, we are subject to credit risk on the loans extended by our bank partner under this program. Accordingly, if we fail to accurately predict the likelihood of default or timely repayment of loans, our business may be materially and adversely affected. For example, if more of our customers cease operations, experience a decline in their revenue, or engage in fraudulent behavior and are not able to repay their loans, our business may be materially and adversely affected. A decline in macroeconomic conditions could increase the risk of non-payment or fraud and could also lead to a decrease in the number of customers eligible for loans or financing. In addition, although our bank partner acts as the lender with respect to these working capital loans, we are subject to numerous contractual and regulatory requirements in connection with our marketing and servicing activities in connection with these loans. If we were to fail to comply with these requirements, we could be subject to liability, regulatory sanctions, or claims by our customers or our bank partner, and our bank partner could terminate its relationship with us.

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

Historically, we have funded our operations, capital expenditures, and acquisitions primarily through the issuance of convertible preferred stock, common stock and convertible notes, payments received for the delivery of our services as well as borrowings under our revolving credit facility. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for at least the next twelve months, our future capital requirements and the adequacy of available funds will depend on many factors. We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise additional funds through further issuances of debt, equity, or other securities convertible into equity, including convertible debt securities, our existing stockholders may experience significant dilution of their ownership interests, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.

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

As of December 31, 2021, we had accumulated $572 million and $557 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $487 million have an indefinite carryforward period, and $85 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

Under the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2021.

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

Our business is highly dependent on the behavior patterns of our customers and their guests. We experience seasonality in our financial technology revenue which is largely driven by the level of GPV processed through our platform. For example, our average customers typically have greater sales during the warmer months, though this seasonal effect varies regionally. As a result, our financial technology revenue per location has historically been stronger in the second and third quarters. As a result, seasonality may cause fluctuations in our financial results, and other trends that develop may similarly impact our results of operations.

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

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems, and other IT equipment that use these chips, has resulted in a severe global shortage of chips. As a result, our ability to source semiconductor chips used in our hardware products has been adversely affected. This shortage may result in increased component delivery lead times, delays in the production of our hardware products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our hardware products to support our existing customers and to support our growth through sales to new customers may be adversely affected.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, or if we are affected by adverse global supply chain dynamics, we may incur unexpected production disruption, storage, transportation, and write off costs, which may harm our business and operating results. For example, we have recently experienced elevated freight costs and expect such cost to remain elevated in the near-term, which may adversely impact our hardware costs and our profitability. Given the uncertainty and instability of global economic and political environment and the ongoing impact of the COVID-19 pandemic, we cannot predict how, the duration of and the extent to which our operations and financial results may be affected.

In the event of a shortage or supply interruption from suppliers of components used in our hardware products, we may not be able to develop alternate sources quickly, cost effectively, or at all. This supply interruption could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.

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

We currently substantially rely on Worldpay, Inc., or Worldpay, as our third-party payment processor to facilitate payments made by guests and payments made to customers on our platform. While we are seeking to develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. Under the terms of our contract with Worldpay, or the Worldpay contract, we pay Worldpay volume-based transaction fees on each transaction processed on our platform, as well as a fee-for-service for any additional functionality. In May 2021, the Worldpay contract was renewed for a new three-year term and may be further renewed for a subsequent three-year term subject to either party’s right to elect not to renew. Worldpay may terminate the Worldpay contract if we fail to maintain a prescribed threshold for transaction volume, and upon certain customary events of default, including, among others, our failure to make payments when due, our uncured breaches of the Worldpay contract, a material deterioration in our financial condition, certain change of control transactions, or our bankruptcy. We have in the past experienced interrupted operations with respect to payments processed through Worldpay, which in some cases resulted in the temporary inability of our customers to collect payments from their guests through our platform. In the event that Worldpay or any additional third-party payment processors in the future fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations. It would be difficult to replace third-party processors, including Worldpay, in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

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

If we fail to, or are alleged to have failed to, comply with the Payment Network Rules or the Security Standard, we may be subject to fines, penalties, or restrictions, including, but not limited to, higher transaction fees that may be levied by the Payment Networks for failure to comply with the Payment Network Rules. If a customer fails or is alleged to have failed to comply with the Payment Network Rules, we could also be subject to a variety of fines or penalties that may be levied by the Payment Networks. If we cannot collect such amounts from the applicable customer, we may have to bear the cost of the fines or penalties, and we may also be unable to continue processing payments for that customer. These potential fines or penalties may result in lower earnings for us. In addition to these fines and penalties, if we or our customers do not comply with the Payment Network Rules or the Security Standard, we may lose our status as a payment facilitator or certified service provider. Our failure to comply with such rules and standards could mean that we may no longer be able to provide certain of our services as they are currently offered, and that existing customers, sales partners, or other third parties may cease using or referring our services. Prospective merchant customers, financial institutions, sales partners, or other third parties may choose to terminate negotiations with us or delay or choose not to consider us for their processing needs. In each of these instances, our business, financial condition, and results of operations would be adversely affected.

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

We currently host our platform and support our operations on multiple data centers provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities have been and could in the future be subject to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The occurrence of any of the above circumstances or events and the resulting impact on our platform may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to retain existing customers or attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

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

The restaurant technology industry and the offering of financial products therein is relatively nascent and rapidly evolving. We are or may become subject to a variety of U.S. laws and regulations. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, online credit card payments and other electronic payments, money transmission and money services, payment and payroll processing, lending and loan brokering, financial services, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, wages, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of existing and new laws, and whether they are applicable to us, is often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services, and/or increase our cost of doing business. While we have and will need to continue to invest in the development of policies and procedures in order to comply with the requirements of the evolving, highly regulated regulatory regimes applicable to our business and those of our customers, our compliance programs are relatively nascent and we cannot assure that our compliance programs will prevent the violation of one or more laws or regulations. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, discontinue certain services or platform features, limit our customer base, or find ways to limit our offerings in particular jurisdictions, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, revocation of licenses, inability to offer our products and services in all jurisdictions as we do currently, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business.

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

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities designed to protect our customers and guests of our customers when using our financial technology solutions. In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, and the Dodd Frank Act. We must also comply with laws related to lending, loan brokering, money laundering, money transfers, and advertising, as well as privacy and information security laws, including the California Consumer Privacy Act, or the CCPA. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

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

Our subsidiary, Toast Processing Services LLC, or TPS, holds or is in the process of obtaining money transmitter licenses or similar authorizations in multiple states where they may be required in order for us to offer our payroll processing products. Each of the issuers of licenses has the authority to supervise and examine our activities. Licensing determinations are matters of regulatory interpretation and could change over time. For example, certain states may have a more expansive view than others of what activities qualify as lending, loan brokering, money transmission, or payroll processing and require a license. Government authorities could disagree with our licensing position or our reliance on certain exemptions from licensing requirements or determine that Toast, TPS, or another Toast subsidiary or affiliate should have applied for licenses sooner, and they could require us to obtain such licenses, fine us for unlicensed activity, require us to enter into a consent agreement, or subject us to other investigations and enforcement actions. They could also require us to cease conducting certain aspects of our business until we are properly licensed or deny us a license. An adverse licensing determination or the revocation of a license in one jurisdiction could adversely affect our licensing status in other jurisdictions. There can be no assurance that we will be able to obtain any such licenses, and, even if we are able to do so, we could be required to make products and services changes in order to obtain and maintain such licenses, which could have a material and adverse effect on our business. As we obtain such licenses, we are and will become subject to many additional requirements and limitations, including those with respect to the custody of customer funds; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership, or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents. The cost of obtaining and maintaining licenses can be material.

Our relationship with our bank partner that makes loans to our customers may subject us to regulation as a service provider.

The working capital loans that we market to our customers are made by our bank partner. We are a service provider of this bank, providing marketing and loan administration services. Our contract with our bank partner requires us to comply with state and federal lending and servicing-related laws and regulations. In the future, we may enter into similar partner arrangements with other state or federally chartered financial institutions that may require us to comply with the laws to which such third parties are subject. As a service provider to financial institutions, such as banks, we are or may become subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, the FDIC, the Consumer Financial Protection Bureau, or CEPB, and various other federal and state regulatory authorities. We also may be subject to similar review by state agencies that regulate our partner financial institutions.

We may be considered a “bank service provider” to our bank partner, and therefore be subject to supervision and regulation by the FDIC in connection with its supervision of the banks. On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance would cover relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention to institutions that engage in significant lending activities through third parties. The guidance would require at least one examination every 12 months, and it would include supervisory expectations for third-party lending risk management programs and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. The future formal adoption of this guidance could impose increased operating costs on us. It could also have a material negative impact on our partner financial institutions by making bank service provider arrangements more costly. As a result, we may have increased difficulty in establishing or maintaining such arrangements, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

If a borrower or any state agency were to successfully bring a claim against us or our bank partner for a state licensing or usury law violation and the rate at issue on the loan was deemed impermissible under applicable state law, we and our bank partner may face various commercial and legal repercussions, including not receiving the total amount of payments expected, and in some cases, the loans could be deemed void, voidable, rescindable, or otherwise impaired or we or our bank partner may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, they could have a material adverse effect on our business, financial condition and results of operations; and were such repercussions to apply to our bank partner, it could be discouraged from making loans to our customers. We may also be subject to the payment of damages in situations where we agreed to provide indemnification to our bank partner, as well as fines and penalties assessed by state and federal regulatory agencies.

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

Further, proposals to change the statutes affecting working capital loans facilitated through the Toast Capital platform may periodically be introduced in Congress and state legislatures. If enacted, those proposals could affect Toast Capital’s operating environment in substantial and unpredictable ways. For example, California and New York have enacted laws requiring non-bank commercial financing providers to deliver consumer-style disclosures to certain business customers in accordance with agency regulations that are being promulgated. These new laws may impose new compliance requirements on previously unregulated aspects of our business, including but not limited to the requirements for new, consumer-style disclosures for certain financial products that we offer or facilitate.

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

TPS is registered with the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, as a money services business, or MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN, the anti-money laundering provisions of the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, or the BSA, and its implementing regulations applicable to MSBs. FinCEN may also interpret the BSA and its regulations as requiring registration of our parent company or other subsidiaries as MSBs. State regulators often impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. We are also subject to economic and trade sanctions programs, including those administered by the Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.

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

Our failure to comply with anti-money laundering, economic, and trade sanctions regulations, the FCPA, and similar laws could subject us to substantial civil and criminal penalties or result in the loss or restriction of our federal MSB registration and state money transmitter licenses (or the inability to obtain new licenses necessary to operate in certain jurisdictions). We may also face liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Additionally, changes in this regulatory environment may significantly affect or change the manner in which we currently conduct some aspects of our business. For example, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our bank partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenue and earnings and could have a materially adverse effect on our results of operations or financial condition.

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

In addition, while we believe we have defensible arguments in support of our positions that our involvement in our transaction processing services is not subject to federal MSB registration and state money transmitter licensing, we have not expressly obtained confirmation of such positions from FinCEN or all state regulators that administer the state money transmission or payroll processor laws. It is possible that certain state regulators may determine that our activities are subject to licensing. Any determination that we are in fact required to be licensed may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage, or other negative consequences as well as cause us to be required to cease operations in some of the states we service, which would result have a material adverse effect on our business, financial condition, results of operations, and reputation.In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented anti-money laundering programs. The adoption of new money transmitter, payroll processor, or money services business laws in jurisdictions, or changes in regulators’ interpretation of existing state and federal money transmitter, payroll processor, or money services business laws or regulations, could subject us to new registration or licensing requirements. There can be no assurance that we will be able to obtain or maintain any such licenses in all of states where we offer transaction processing services, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, and we could be subject to fines, license revocation, or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. An adverse licensing determination or the revocation of a license in one jurisdiction could prevent us from operating certain aspects of our business in that jurisdiction, and could adversely affect our licensing status in other jurisdictions. These factors could impose substantial additional costs, involve considerable delay in the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

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

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting customer and guest expectations, or contractual obligations, both in the U.S. and internationally. We post on our website our privacy statement and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the CCPA and the forthcoming CPRA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy statements or notices, changing customer and guest expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

Changes in tax law may adversely affect us or our investors.

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Class A common stock. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our Class A common stock.

Under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. State tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes or to remit additional taxes and interest and could impose associated penalties and fees. Moreover, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations for online marketplaces, payment service providers, and other intermediaries. These obligations may require us to collect and remit taxes on the merchant customers behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

We are developing new products and services that may be subject to additional state or federal laws or regulations or the authority of the Consumer Financial Protection Bureau.

We are constantly developing new products and services to make it easier for our customers to operate their businesses. These new products and services may include features that are subject to additional state or federal laws or regulations or the authority of the CFPB. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, created the CFPB to assume responsibility for implementing and enforcing most federal consumer financial protection laws and a prohibition on unfair, deceptive, and abusive acts and practices. Under the Dodd-Frank Act, the CFPB can take action against companies that have violated the Dodd-Frank Act, the federal consumer financial protection laws, or CFPB regulations. Due to products and services that are subject to the CFPB’s authority, we may face increased scrutiny that could result in regulatory or enforcement actions that adversely affect the operation of our business by increasing our costs or otherwise limiting our ability to provide such products and services.

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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Any intellectual property litigation in which we become involved may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time to time, third parties have asserted and may assert patent, copyright, trademark, or other intellectual property rights against us, our partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights and, to the extent we gain greater market visibility, especially as a public company, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the restaurant technology market. In addition, our agreements with customers include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or other third-party claims. Large indemnity payments could harm our business, financial condition, and results of operations.

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

Our platform makes use of open-source software components, and a failure to comply with the terms of the underlying open-source software licenses could negatively affect our ability to sell our products and subject us to possible litigation.

Our products incorporate and are dependent to a significant extent upon the use of open-source software, and we intend to continue our use of open-source software in the future. Such open-source software is generally licensed by its authors or other third parties under open-source licenses and is typically freely accessible, usable, and modifiable. Pursuant to such open-source licenses, we may be subject to certain conditions, including requirements, depending on how the licensed software is used or modified, that we offer our proprietary software that incorporates the open-source software for little or no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open-source software and that we license such modifications or derivative works under the terms of the particular open-source license. These potential conditions could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantage. Further, if an author or other third party that uses or distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained or are dependent upon the open-source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. Litigation could be costly for us to defend, negatively affect our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our products and technologies. Any requirement that we make available source code for modifications or derivative works we create based upon incorporating or using open-source software or that we license such modifications or derivative works under the terms of open-source licenses, could be harmful to our business, financial condition, or results of operations, and could help our competitors develop products and services that are similar to or better than ours. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open-source software, we may lose the right to continue to use and exploit such open-source software in connection with our operations and products, which could disrupt and adversely affect our business.

In addition to risks related to license requirements, usage, and distribution of open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, controls on the origin or development of the software, remedies against the licensors or other contractual provisions regarding infringement claims or the quality of the code. Many of the risks associated with usage of open-source software cannot be eliminated and could adversely affect our business.

Although we have established procedures to monitor the use of open-source software, we rely on multiple software programmers to design our proprietary software and we cannot be certain that our programmers have never, directly or indirectly, incorporated open-source software into, or otherwise used open-source software in connection with, our proprietary software of which, or in a manner in which, we are not aware, or that they will not do so in the future. It is also possible that we may not be aware of all of our corresponding obligations under open-source licenses. We cannot guarantee that we have incorporated open-source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

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

We cannot predict the prices at which our Class A common stock will trade. The market price of our Class A common stock can and may fluctuate in the future substantially and will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, because you might not be able to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our Class A common stock include, but are not limited to, the following:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This risk could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, we have 339,437,440 shares of Class B common stock outstanding, representing approximately 95% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 75% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new, and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

An active, liquid trading market for our Class A common stock may not be sustained, which may make it difficult for you to sell the Class A common stock you purchase.

We cannot predict if an active and liquid trading market of our Class A common stock will be sustained. If an active and liquid trading market for our Class A common stock is not sustained, you may have difficulty selling any of our Class A common stock at a price above the price you purchase it or at all. If an active market for our Class A common stock is not sustained, our ability to raise capital to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration may suffer.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

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

General Risk Factors

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

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board, or PCAOB. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

Beginning in 2022, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which has and will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we become an accelerated or large accelerated filer. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have experienced rapid growth, and this growth has placed considerable strain on our accounting systems, financial close and reporting process, and personnel. As a result, we identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the controls for the financial statement close process and the controls related to unusual and infrequent transactions.

We are taking steps to remediate these material weaknesses through the development and implementation of systems, processes and controls over the financial close and reporting process. In addition, we continue to enhance our overall control environment through hiring additional qualified accounting and financial reporting personnel and engaging external consultants with appropriate expertise for more challenging technical accounting issues which will add to the depth of our skilled and managerial resources and allow us to scale our accounting processes to match growth and changes in the business and operations. We will also continue to evaluate and enhance our IT systems and related processes to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries and facilitate review controls related to our significant classes of transactions.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations have increased our legal and financial compliance costs and will increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in our public filings, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. These rules and regulations have and will increase our legal and financial compliance costs and have and will make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

Our corporate headquarters is located in Boston, Massachusetts, pursuant to an operating lease that expires in 2029. We use this facility for administration, sales and marketing, technology and development and professional services. We lease additional offices in the United States, Europe and Asia for sales, professional services, and other personnel. We believe that these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3. Legal Proceedings

We are not currently a party to any litigation or claims that, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition, or cash flows. We are, from time to time, party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “TOST” since September 22, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2021, there were 1,031 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2021, there were 258 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Toast, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 22, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2021. The graph uses the closing market price on September 22, 2021 of $62.51 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

125
100
75
50
25
0
Dollars
9/22/21
10/1/21
11/1/21
12/1/21
12/31/21
Trade Date
TOST
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities

From January 1, 2021 through December 31, 2021, we issued the following unregistered securities:

Common Stock Issuance

In December 2021, we issued and donated 546,889 shares of Class A common stock to an independent donor advised fund to further our philanthropic goals through our Toast.org initiative.

In June 2021, we issued an aggregate of 569,400 shares of our Class A common stock to certain stockholders of xtraCHEF for an aggregate purchase price of $15 million as partial consideration for the acquisition of xtraCHEF.

Option and RSU Issuances

From January 1, 2021 to September 22, 2021 (the date of the filing of our registration statement on Form S-8), we granted directors, officers, and employees options to purchase an aggregate of 9,804,500 shares of our Class B common stock under our 2014 Stock Incentive Plan, or 2014 Plan, at exercise prices ranging from $15.27 to $26.10 per share.

From January 1, 2021 to September 22, 2021 (the date of the filing of our registration statement on Form S-8), we granted directors, officers, and employees restricted stock units for an aggregate of 10,713,085 shares of our Class B common stock under our 2014 Plan.

From January 1, 2021 to September 22, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our directors, officers, and employees an aggregate of 4,126,615 shares of our Class B common stock upon exercise of options issued under our 2014 Plan at exercise prices ranging from $0.02 and $20.94 per share, for an aggregate exercise price of $5 million.

From January 1, 2021 to September 22, 2021 (the date of the filing of our registration statement on Form S-8), we issued to our directors, officers, and employees 52,790 shares of our Class B common stock upon vesting of restricted stock units issued under our 2014 Plan .

Warrants

From January 1, 2021 to December 31, 2021, we issued warrants to purchase 8,113,585 shares of Class B common stock in connection with repayment of our convertible notes.

None of the foregoing transactions involved any underwriters, underwriting discounts, or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, by virtue of Regulation D or Regulation S under the Securities Act or by virtue of Rule 701 under the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds From the IPO

On September 21, 2021, our Registration Statement on Form S-1 (File No. 333-259104) was declared effective by the Securities and Exchange Commission, or the SEC, for our initial public offering, or IPO, in which we issued and sold 25,000,000 shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase additional 3,260,869 shares. The joint book-running managers for the IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. The IPO closed on September 24, 2021 when all of the shares offered were sold.

We received net proceeds of $950 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of $7 million. Immediately prior to the completion of the IPO, all of the outstanding shares of our convertible preferred stock and common stock were automatically converted into shares of Class B common stock on a one-for-one basis.

We intend to use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may use a portion of the net proceeds we received from our IPO to acquire or make investments in businesses, products, offerings, and technologies, although we do not have agreements or commitments for any material acquisitions or investments at this time. In October 2021, we invested $500 million of the net proceeds in marketable securities and cash equivalents. There has been no material change in the planned use of proceeds from the IPO as described in our Registration Statement.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our Class A common stock purchased by us during the periods indicated:

(Shares in ones)	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2021	500	$0.07	—	—
November 1 through November 30, 2021	30,415	$2.02	—	—
December 1 through December 31, 2021	—	$—	—	—
Total	30,915	$1.99	—	—

(1) These shares consist of shares issued under early-exercised options, which were purchased by us for the exercise price upon termination of employment prior to vesting.

Item 6. Reserved

Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements included elsewhere in this Form 10-K. Our MD&A is organized as follows:

•Overview. This section provides a general description of our business, recent developments, and key business metrics.
•Results of Operations. This section provides an overview and analysis of our financial results for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.
•Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

OVERVIEW

Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of December 31, 2021, our customers processed over $57 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

By enabling these capabilities through a single, integrated platform, Toast improves experiences across the restaurant ecosystem:

•Restaurant operators. We arm restaurants with a wide range of products and capabilities to address their specific needs regardless of size, location, or business model. As a result, restaurants using Toast often see higher sales and greater operational efficiency.

•Guests. We are laser focused on helping our customers deliver memorable guest experiences at scale. Guests can place orders easily, safely, and accurately across web, mobile, and in-person channels for dine-in, takeout, or delivery. In addition, our platform empowers restaurants to utilize their guest data to deliver targeted and personalized experiences with loyalty programs and marketing solutions.

•Employees. Our easy-to-learn and easy-to-use technology improves the experience of restaurant employees across Toast customers. Employees are core to delivering great hospitality, and it is critical for restaurants to engage and retain employees in an increasingly competitive labor market. Our products enable new employees to learn quickly through guided workflows, facilitate faster table turns and safer, streamlined operations, and provide greater transparency around, and timely access to, employees’ wages.

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

On September 24, 2021, we completed our initial public offering, or IPO, in which we issued and sold 25,000,000 shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase additional 3,260,869 shares. We received net proceeds of $944 million after deducting $47 million of underwriting discounts and commissions and $7 million of other offering costs. Immediately prior to the completion of the IPO, all of the outstanding shares of our convertible preferred stock and our common stock were automatically converted into an aggregate of 477,593,550 shares of Class B common stock on a one-for-one basis.

Impact of COVID-19

Since early 2020, changes in consumers' behavior and government-imposed restrictions because of the COVID-19 pandemic have impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations. Though the exact long-term circumstances are difficult to predict, we believe that the COVID-19 pandemic will result in a lasting shift in consumer demand towards omnichannel consumption and increased guest demand for digital solutions such as Order & Pay. Depending on the extent to which the prevalence of takeout and delivery orders persists, our financial results may be impacted in a number of ways.

In light of the evolving nature of the COVID-19 pandemic and the uncertainty it has produced around the world, it is not possible to predict the cumulative and ultimate impact of the pandemic on our future business operations, results of operations, financial position, liquidity, and cash flows despite progress in vaccination efforts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of the spread of the pandemic both globally and within the United States, the introduction and severity of new variants of the virus and their resistance to currently approved vaccines, the impact on capital, foreign currency exchange, and financial markets, the impact of governmental or regulatory orders that impact our business, and the effect on global supply chains, all of which are highly uncertain and cannot be predicted.

Key Business Metrics

	Year Ended December 31,			2021 to 2020	2020 to 2019

(dollars in billions)	2021	2020	2019	% Growth	% Growth
Gross Payment Volume (GPV)	$57.0	$25.4	$21.8	124%	17%

	As of December 31,			2021 to 2020	2020 to 2019

(dollars in millions)	2021	2020	2019	% Growth	% Growth
Annualized Recurring Run-Rate (ARR)	$568	$326	$184	74%	77%

	As of December 31,			2021 to 2020	2020 to 2019

	2021	2020	2019	% Change	% Change
Net Retention Rate (NRR)	135%	114%	110%	21%	4%

Gross Payment Volume (GPV)1

Gross Payment Volume represents the sum of total dollars processed through the Toast payments platform across all restaurant locations in a given period. GPV is a key measure of the scale of our platform, which in turn drives our financial performance. As our customers generate more sales and therefore more GPV, we generally see higher financial technology solutions revenue.

1 Please note that numbers may not tie due to rounding to the nearest hundred million.

Annualized Recurring Run-Rate (ARR)

We monitor Annualized Recurring Run-Rate as a key operational measure of the scale of our subscription and payment processing services for both new and existing customers. To calculate this metric, we first calculate recurring run-rate on a monthly basis. Monthly Recurring Run-Rate, or MRR, is measured on the final day of each month for all restaurant locations live on our platform as the sum of (i) our monthly subscription services fees, which we refer to as the subscription component of MRR, and (ii) our in-month adjusted payments services fees, exclusive of estimated transaction-based costs, which we refer to as the payments component of MRR. MRR does not include fees derived from Toast Capital or related costs. MRR is also not burdened by the impact of SaaS credits offered.

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

Net Retention Rate (NRR)

To calculate our Net Retention Rate, or NRR, we first identify a cohort of customers, or the Base Customers, in a particular month, or the Base Month. For this purpose, we do not consider a customer as a Base Customer unless there is at least one location live on the Toast platform for the entirety of the Base Month. We then divide MRR for the Base Customers in the same month of the subsequent year, or the Comparison Month, by MRR in the Base Month to derive a monthly NRR. MRR in the Comparison Month includes the impact of any churn or contraction of the Base Customers, and by definition does not include any customers added to the Toast platform between the Base Month and Comparison Month. We measure the annual NRR by taking a weighted average of the monthly NRR over the trailing twelve months.

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

Financial technology solutions. Revenue from financial technology solutions consists primarily of transaction-based fees paid by customers to facilitate their payment transactions, which are generally calculated as a percentage of the total transaction amount processed plus a per-transaction fee. The transaction fees collected are recognized as revenue on a gross basis. Financial technology solutions revenue also includes fees earned from marketing and servicing working capital loans to our customers through Toast Capital that are originated by a third-party bank. In these arrangements, Toast Capital’s bank partner originates all loans, and Toast Capital then services the loans using Toast’s payments infrastructure to remit a fixed percentage of daily sales until the loan is paid back. Toast Capital is responsible for purchasing from our bank partner loans in default (or that have been or are scheduled to be charged off) until the aggregate principal amount of such purchased loans equals 15% (or 30% in the case of a limited program offered during the winter of 2020-2021 related to the COVID-19 pandemic) of the total originated amount for each quarterly loan cohort. Toast Capital earns a servicing fee as well as a credit performance fee that is tied to the portfolio performance.

Hardware. We generate hardware revenue from the sale of terminals, tablets, handhelds, and related devices and accessories, net of estimated returns.

Professional services. We generate professional services revenue from fees charged to customers for installation services, including business process mapping, configuration, and training. These services can be delivered on-site, remotely, or on a self-guided basis.

Costs of Revenue

Costs of revenue consists of expenses that are directly related or closely correlated to revenue generation, including, but not limited to, employee-related costs for customer support and certain operational roles as well as allocated overhead. Employee-related costs consist of salaries, benefits, bonuses, and stock-based compensation expense. Allocated overhead includes certain facilities costs, depreciation expense, and amortization costs associated with internally developed software. Below are descriptions of the types of costs classified within each component of costs of revenue:

Subscription services. Subscription services costs consist of customer support and associated employee-related costs, hosting costs, professional services costs, other software costs to support our cloud-based platform, and amortization costs associated with internally developed software.

Financial technology solutions. Financial technology solutions costs consist primarily of transaction-based costs, which are mostly fees and costs paid to issuers and card networks as well as other related fees associated with third-party payment processors and fraud management.

Hardware. Hardware costs consist of raw materials and the cost of manufacturing and shipping hardware sold to customers, including terminals, tablets, handhelds, card readers, printers, and other accessories. Included in the manufacturing and shipping costs are employee-related costs, professional services costs, and allocated overhead associated with our supply chain and fulfillment teams.

Professional services. Professional services costs consist primarily of employee-related costs and allocated overhead associated with our onboarding team, along with fees paid to third-party service providers engaged to perform installations and other services.

Amortization of acquired technology. Amortization of acquired technology costs is related to technologies acquired through acquisitions that have the capability of producing revenue.

Operating Expenses

During the year ended December 31, 2020, we incurred certain costs, including severance, lease exit costs, and impairment of property and equipment, in connection with a reduction in workforce resulting from changes to our operations as a result of the COVID-19 pandemic.

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

Research and development. Research and development expenses consist primarily of employee- related costs associated with improvements to our platform and the development of new product offerings, as well as allocated overhead and expenses associated with the use of third-party software directly related to development of our products and services.

We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and related products and services. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities and innovate over the long-term.

General and administrative. General and administrative expenses consist primarily of expenses related to operations, finance, legal, human resources, information technology, and administrative personnel. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, information technology, tax and accounting services, and credit loss expenses.

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

Other Income (Expense)

Our other income and expenses consist of the following:

Interest income. Interest income consists of interest earned from cash held in money market accounts and interest earned on our marketable securities.

Interest expense. Interest expense represents interest incurred on our convertible notes, which were issued in June 2020 and repaid in June 2021.

Change in fair value of warrant liability. Represents the change in the fair value of our warrant liability related to warrants issued to purchase shares of our convertible preferred stock and our common stock. The warrant liability is remeasured at fair value at each reporting date which could have a significant effect on other income (expense) and our results of operations during each period. The fair value is based on the trading price of our Class A common stock, as well as other relevant valuation inputs, including volatility of our Class A common stock, strike price, relevant risk-free interest rates, and time to expiration of the warrants.

Change in fair value of derivative liability. Represents the change in fair value of derivative liability related to the conversion option provided for in the convertible notes which were repaid in June 2021.

Loss on debt extinguishment. Represents the loss on settlement of our convertible notes which were repaid in June 2021.

Other income (expense), net. Represents foreign currency transaction gains and losses, changes in fair value of our marketable securities, refundable research and development tax credits, and other items.

Income Tax Benefit (Expense)

Income tax benefit (expense). Consists of U.S. federal and state income tax as well as international taxes in Ireland and India for the year ended December 31, 2021. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between U.S. generally accepted accounting principles and local tax laws.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021, 2020, and 2019

Discussions related to year-over-year comparisons between 2020 and 2019 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our final prospectus dated September 21, 2021 as filed with the SEC on September 22, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, and incorporated herein by reference.

The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Revenue:
Subscription services	$169	$101	$62
Financial technology solutions	1,406	644	532
Hardware	112	64	55
Professional services	18	14	16
Total revenue	1,705	823	665
Costs of revenue:
Subscription services	63	40	25
Financial technology solutions	1,120	509	453
Hardware	152	85	82
Professional services	52	45	41
Amortization of acquired technology and customer assets	4	4	2
Total costs of revenue (1)	1,391	683	603
Gross profit	314	140	62
Operating expenses:
Sales and marketing (1)	190	138	128
Research and development (1)	163	109	64
General and administrative (1)	189	113	83
Total operating expenses	542	360	275
Loss from operations	(228)	(220)	(213)
Other income (expense):
Interest income	—	1	2
Interest expense	(12)	(13)	—
Change in fair value of warrant liability	(97)	(8)	(1)
Change in fair value of derivative liability	(103)	(7)	—
Loss on debt extinguishment	(50)	—	—
Other income (expense), net	—	(1)	—
Loss before income taxes	(490)	(248)	(212)
Income taxes benefit	3	—	3
Net loss	$(487)	$(248)	$(209)

(1)Includes stock-based compensation expense recognized for the years ended December 31, 2021, 2020, and 2019 as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Costs of revenue	$12	$7	$1
Sales and marketing	24	16	1
Research and development	48	30	3
General and administrative	58	33	29
Total stock-based compensation expense	$142	$86	$34

Revenue

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Subscription services	$169	$101	$62	$68	67%	$39	63%
Financial technology solutions	1,406	644	532	762	118%	112	21%
Hardware	112	64	55	48	75%	9	16%
Professional services	18	14	16	4	29%	(2)	(13)%
Total revenue	$1,705	$823	$665	$882	107%	$158	24%

Total revenue increased 107% to $1,705 million for the year ended December 31, 2021 from $823 million for the year ended December 31, 2020.

Revenue from subscription services increased 67% to $169 million for the year ended December 31, 2021 from $101 million for the year ended December 31, 2020. The increase was attributable to growth in number of restaurant locations on the Toast platform and the continued upsell of products to existing customers.

Revenue from financial technology solutions increased 118% to $1,406 million for the year ended December 31, 2021 from $644 million for the year ended December 31, 2020 due to an increase in GPV resulting from more processing locations.

Revenue from hardware increased 75% to $112 million for the year ended December 31, 2021 from $64 million for the year ended December 31, 2020 largely driven by the growth in locations.

Revenue from professional services increased 29% to $18 million for the year ended December 31, 2021 from $14 million for the year ended December 31, 2020, primarily due to the increase in the number of restaurant locations going live, partially offset by a shift towards self-guided installations, which are more favorably priced for customers.

Costs of Revenue

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Subscription services	$63	$40	$25	$23	58%	$15	60%
Financial technology solutions	1,120	509	453	611	120%	56	12%
Hardware	152	85	82	67	79%	3	4%
Professional services	52	45	41	7	16%	4	10%
Amortization of acquired technology and customer assets	4	4	2	—	—%	2	100%
Total costs of revenue	$1,391	$683	$603	$708	104%	$80	13%

Total costs of revenue increased 104% to $1,391 million for the year ended December 31, 2021 from $683 million for the year ended December 31, 2020.

Costs associated with subscription services increased 58% to $63 million for the year ended December 31, 2021 from $40 million for the year ended December 31, 2020. This increase was due to $10 million in employee-related expenses of which $2 million was stock-based compensation expense, due to increased headcount, and $6 million in contractor services, both of which were required to support our growth. Hosting and other infrastructure costs increased by $7 million to support growth in our customer locations and employees.

Costs associated with financial technology solutions increased 120% to $1,120 million for the year ended December 31, 2021 from $509 million for the year ended December 31, 2020, due to an increase in GPV.

Hardware costs increased 79% to $152 million for the year ended December 31, 2021 from $85 million for the year ended December 31, 2020. The increase was primarily attributed to higher shipment volume as a result of growth in locations and to a lesser extent, higher costs per shipment due to increased freight charges and product costs.

Professional services costs increased 16% to $52 million for the year ended December 31, 2021 from $45 million for the year ended December 31, 2020. This increase was due to a $5 million increase in third-party contractors as we shifted our mix of servicing resources and a $2 million increase in employee-related and overhead costs due to increased headcount, of which $1 million was stock-based compensation expense, to support our growth.

Amortization of acquired technology and customer assets reflected the acquisition of xtra CHEF Inc., or xtraCHEF, in 2021 and StratEx HoldCo, LLC, or StratEx, in 2020.

Operating Expenses

Stock-based compensation expense increased 65% to $130 million for the year ended December 31, 2021 from $79 million for the year ended December 31, 2020. This increase was primarily attributable to expense recognition for awards with an IPO-related vesting condition, and to a lesser extent, certain secondary sale transactions conducted in 2021.

Sales and Marketing

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Sales and marketing	$190	$138	$128	$52	38%	$10	8%

Sales and marketing expenses increased 38% to $190 million for the year ended December 31, 2021 from $138 million for the year ended December 31, 2020 due to a $24 million increase in employee-related and overhead costs, of which $8 million was stock-based compensation expense, $12 million increase in amortization of capitalized commissions due to increased sales, and $10 million increase in advertising and related spend due to an increase in online paid advertising and brand awareness efforts. The increase in employee-related costs was driven by increased employee headcount.

Research and Development

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Research and development	$163	$109	$64	$54	50%	$45	70%

Research and development expenses increased 50% to $163 million for the year ended December 31, 2021 from $109 million for the year ended December 31, 2020 due to a $49 million increase in employee-related costs, of which $18 million was stock-based compensation expense, resulting from increased headcount.

General and Administrative

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
General and administrative	$189	$113	$83	$76	67%	$30	36%

General and administrative expenses increased 67% to $189 million for the year ended December 31, 2021 from $113 million for the year ended December 31, 2020 due to a $34 million increase in employee-related and overhead costs, of which $26 million was stock-based compensation expense, driven by increased headcount, $19 million increase in charitable contributions, and $14 million increase in professional services. The increase in charitable contribution expense is the result of our first donation in December 2021 of Class A common stock, consistent with our pledge to reserve and donate an aggregate of 1% of our equity through Class A common stock over ten years to further our social impact. These increases were partially offset by a $18 million reduction in facilities expenses as we exited leases in 2020.

Interest Income

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Interest income	$—	$1	$2	$(1)	(100)%	$(1)	(50)%

The decrease in interest income in 2021 as compared to 2020 was primarily attributable to premium amortization on marketable securities which partially offset interest income generated on our investments.

Interest Expense

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Interest expense	$(12)	$(13)	$—	$1	(8)%	$(13)	(100)%

Interest expense remained consistent in 2021 as compared to 2020, because the debt was outstanding for a part of each year.

Change in Fair Value of Warrant Liability

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Change in fair value of warrant liability	$(97)	$(8)	$(1)	$(89)	1113%	$(7)	700%

The increase in expense associated with the change in fair value of warrant liability was due to higher value of our common stock underlying the warrants in each period, as well as the issuance of additional common stock warrants in 2021. As of December 31, 2021, fair value of the liability related to warrants issued to purchase our Class A common stock was $181 million. The actual change in fair value of warrant liability in subsequent periods will depend in part on the future trading price of our Class A common stock, as well as other relevant valuation inputs, including volatility of our Class A common stock, relevant risk-free interest rates, and time to expiration of the warrants.

Change in Fair Value of Derivative Liability

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Change in fair value of derivative liability	$(103)	$(7)	$—	$(96)	1371%	$(7)	(100)%

The increase in expense associated with the change in fair value of derivative liability in 2021 and 2020 was the result of an increase in our stock price and repayment of our convertible notes in June 2021 and the resolution of the corresponding liability.

Loss on Debt Extinguishment

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Loss on debt extinguishment	$(50)	$—	$—	$(50)	—%	$—	(100)%

The loss on debt extinguishment for the year ended December 31, 2021 was due to the repayment of our convertible notes in June 2021.

Other Income (Expense), Net

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Other income (expense), net	$—	$(1)	$—	$1	(100)%	$(1)	(100)%

Other income (expense), net remained materially consistent in 2021 as compared to 2020.

Income Tax Benefit

	Year Ended December 31,			2021 to 2020 Change		2020 to 2019 Change
(dollars in millions)	2021	2020	2019	Amount	%	Amount	%
Benefit for income taxes	$3	$—	$3	$3	100%	$(3)	(100)%

The income tax benefit (expense) recorded for the tax years ended December 31, 2021 and 2019 was due to deferred tax benefit associated with the partial release of our pre-existing valuation allowance. The valuation allowance release arose from deferred tax liabilities that were brought on through the acquisitions of xtraCHEF and StratEx, that served as a new sources of income.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures described below to supplement our consolidated financial statements prepared and presented in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to provide investors insight to the information used by our management to evaluate our business and financial performance. We believe that these measures provide investors increased comparability of our core financial performance over multiple periods with other companies in our industry.

	Year Ended December 31,
(in millions)	2021	2020	2019
Adjusted EBITDA	$(42)	$(94)	$(172)
Free Cash Flow	$(17)	$(161)	$(141)

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, interest expense, other income (expense) net, acquisition expenses, fair value adjustments on warrant and derivative liabilities, expenses related to COVID-19 pandemic initiatives resulting from a reduction of workforce in 2020, early termination of leases, loss on debt extinguishment, charitable contribution stock-based expense, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We believe Adjusted EBITDA is useful for investors in comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that may obscure trends in the underlying performance of our business. Adjusted EBITDA also has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items which are excluded from the calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net loss	$(487)	$(248)	$(209)
Stock-based compensation expense and related payroll tax	144	86	33
Depreciation and amortization	21	27	6
Interest income	—	(1)	(2)
Interest expense	12	13	—
Other (income) expense, net	—	1	1
Acquisition expenses	1	—	1
Change in fair value of warrant liability	97	8	1
Change in fair value of derivative liability	103	7	—
Reduction of workforce	—	10	—
Termination of leases	1	3	—
Loss on debt extinguishment	50	—	—
Charitable contribution stock-based expense	19	—	—
Income tax benefit	(3)	—	(3)
Adjusted EBITDA	$(42)	$(94)	$(172)

Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe that free cash flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations and used for purchases of property and equipment, capitalization of software costs, and investments in our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

Free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Other companies may calculate free cash flow or similarly titled non-GAAP measures differently, which could reduce the usefulness of free cash flow as a tool for comparison. In addition, free cash flow does not reflect mandatory debt service and other non-discretionary expenditures that are required to be made under contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

The following table presents a reconciliation of free cash flow to the net cash provided by (used in) operating activities for each of the periods presented:

	Year Ended December 31,
(in millions)	2021	2020	2019

Net cash provided by (used in) operating activities	$2	$(125)	$(126)
Purchase of property and equipment	(12)	(28)	(9)
Capitalized software	(7)	(8)	(6)
Free cash flow	$(17)	$(161)	$(141)

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the IPO, we received net proceeds of $950 million after deducting underwriting discounts and commissions and invested them into interest-generating marketable securities and money market accounts.

Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of December 31, 2021, we had cash and cash equivalents of $809 million, excluding cash held on behalf of customers and restricted cash of $42 million, marketable securities of $457 million, and $330 million available under our revolving credit facility. Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.

We believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors”.

In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$2	$(125)	$(126)
Net cash used in investing activities	(503)	(36)	(47)
Net cash provided by financing activities	759	594	256
Net increase in cash, cash equivalents and restricted cash	$258	$433	$83

Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities was $2 million. The increase in cash provided by operations resulted from net sources of cash from a change in operating assets and liabilities of $11 million and adjustments for non-cash charges of $478 million offset by a net loss of $487 million. The non-cash charges were related to the changes in fair values of derivative and warrant liabilities of $200 million, stock-based compensation expense of $140 million, loss on debt extinguishment of $50 million, amortization of deferred costs of $30 million, depreciation and amortization of $21 million, charitable contribution stock-based expense of $19 million, and other items amounting to $18 million. The net sources of cash from changes in operating assets and liabilities primarily related to increases in accrued expenses and other current liabilities of $145 million and accounts payable of $15 million, as well as decreases in operating right-of-use assets of $16 million. These changes were partially offset by increases in deferred costs of $56 million, prepaid expenses and other current assets of $45 million, accounts receivable of $23 million, and inventories of $23 million, as well as a decrease in operating lease liabilities of $16 million.

For the year ended December 31, 2020, net cash used in operating activities was $125 million. This use of cash resulted from our net loss of $248 million and net use of cash from changes in operating assets and liabilities of $28 million, partially offset by adjustments for non-cash charges of $151 million. The non-cash adjustments relate to stock-based compensation expense of $86 million, depreciation and amortization of $27 million, changes in fair value related to derivative and warrant liabilities of $15 million, amortization of deferred costs of $15 million, and non-cash interest on convertible notes of $8 million. The net use of cash from changes in operating assets and liabilities primarily related to increases in accounts receivables of $13 million, deferred costs of $25 million and inventories of $4 million, and decreases in deferred revenue of $8 million, accounts payable of $6 million, and accrued expenses and other current liabilities of $3 million, partially offset by decreases in prepaid expenses and other current assets of $18 million, merchant cash advances of $9 million, and an increase in other assets and liabilities of $4 million.

Investing Activities

For the year ended December 31, 2021, cash used in investing activities was $503 million, which was the result of purchases of marketable securities of $469 million, cash paid for a business combination of $26 million, purchases of property and equipment of $12 million, and cash outflows for capitalized software of $7 million. These cash outflows were partially offset by proceeds from sales and maturities of marketable securities of $10 million and $1 million of other items.

For the year ended December 31, 2020, cash used in investing activities was $36 million, which consisted of purchases of property and equipment of $28 million and cash outflows for capitalized software of $8 million.

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $759 million, which consisted of proceeds from our IPO of $950 million, payment of previously deferred offering costs of $5 million, changes in customer funds obligations of $24 million, proceeds from the exercises of stock options and common stock warrants of $21 million and $3 million, respectively, proceeds received from early exercise of stock options and corresponding issuance of restricted stock of $10 million, and proceeds from other financing activities of $1 million, partially offset by the repayment of our convertible notes of $245 million.

For the year ended December 31, 2020, cash provided by financing activities was $594 million, which consisted of proceeds from the issuance of Series F convertible preferred stock, net of issuance costs, of $402 million, proceeds from the issuance of convertible notes of $195 million, $3 million from the exercise of stock options, and the change in customer funds obligations of $4 million, partially offset by repayments of secured borrowings of $9 million, and the redemption of Series B convertible preferred stock of $1 million.

Debt

Credit Facilities

In March 2019, we entered into a senior secured credit facility, or the 2019 Facility, which included a revolving line of credit equal to $100 million. Loans under this agreement accrued interest at a per annum rate of, at our election, LIBOR plus 3.00% or the base rate plus 2.00%. Interest was payable in arrears quarterly, in the case of base rate loans, and at the end of the applicable interest period (but not less frequently than three months) in the case of LIBOR loans. The 2019 Facility was subject to certain financial covenants, including maximum total net debt to recurring revenue ratio, maximum senior net debt to recurring revenue ratio, minimum liquidity and minimum last quarter annualized recurring revenue. As of December 31, 2020, no amount was drawn and outstanding under this credit facility; however, $14 million of letters of credit were outstanding, which reduced the amount available under this credit facility to $86 million. On June 8, 2021, the 2019 Facility and all commitments thereunder were terminated. There were no amounts outstanding under the 2019 Facility.

On June 8, 2021, we entered into a senior secured credit facility, or the 2021 Facility, which includes a revolving line of credit equal to $330 million. Interest on outstanding loans under the revolving line of credit is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. Subsequent to December 31, 2021, interest on outstanding loans will be accrued based on Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of December 31, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 million available for borrowings. As of December 31, 2021, there were $13 million of letters of credit outstanding.

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

As a result of entering into the 2021 Facility, we became obligated to prepay or redeem the convertible notes, which were prepaid on June 21, 2021. We prepaid all of the outstanding convertible notes with a carrying amount of $183 million, including principal and accrued interest, net of an unamortized discount, for an aggregate cash amount of $249 million, or the Optional Prepayment, which included an applicable redemption premium. In connection with the Optional Prepayment, we issued warrants to purchase 8,113,585 shares of our Class B common stock to the registered holders of the convertible notes, with an exercise price of $17.51 per share.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

As of December 31, 2021, our contractual obligations consisted of: (i) operating lease commitments of $108 million, of which $22 million is due in 2022 and $86 million is due thereafter, and (ii) purchase commitments of $315 million, a majority of which are due in 2022. Please refer to Note 12, "Lessee Arrangements" and Note 23, "Commitments and Contingencies" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for a discussion on our lease and purchase commitments.

Please refer to Note 9, "Loan Servicing Activities" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for discussion of credit exposure related to our financial guarantees as of December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments are related to revenue recognition, allowance for credit losses, allowances for uncollectible loans, loan servicing assets, business combinations and other acquired intangible assets, stock-based compensation expense, and common stock and derivative liabilities valuation. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2, "Summary of Significant Accounting Policies" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Revenue Recognition

Effective on January 1, 2020, we adopted ASU 2014-09, Revenue from Contracts with Customers, or ASC 606, or Topic 606, using the modified retrospective method of transition. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. Accordingly, results for reporting periods beginning after January 1, 2020 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition methodology under ASC 605, Revenue Recognition.

We applied ASC 606 to all contracts that were effective and not complete as of January 1, 2020. Under the guidance of ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, we applied the following five steps:

1.Identify the contract(s) with a customer.

2.Identify the performance obligations in the contract.

3.Determine the transaction price.

4.Allocate the transaction price to the performance obligations in the contract.

5.Recognize revenue as the entity satisfies a performance obligation.

During the years ended December 31, 2021, 2020, and 2019, we generated revenue through four revenue streams, including: (1) subscription services, (2) financial technology solutions, (3) hardware, and (4) professional services. Our contracts often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined may require significant judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Judgment is required to determine the SSP for each distinct performance obligation. We determined the SSP for hardware and professional services revenue using an adjusted market assessment approach which analyzes discounts provided to similar customers based on customer category and size. SSP for subscription services revenue was established using the adjusted market approach considering relevant information, such as current and new customer pricing, renewal pricing, competitor information, market trends, and market share for similar services. SSP for financial technology solutions revenue was determined using our own standalone sales data.

Business Combinations

The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever occurs first, any subsequent adjustments would be recorded in the Consolidated Statements of Operations.

Stock-Based Compensation Expense

We grant equity awards, including stock options which vest upon the satisfaction of a service condition and restricted stock units, or RSUs, which vest upon the satisfaction of a performance condition and/or a service condition. We account for stock-based compensation expense related to equity awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at fair value on the grant date and compensation cost recognized over the service period, net of estimated forfeitures. Compensation cost is recognized on a straight-line basis for stock options and RSUs, and on an accelerated attribution basis for awards with a performance condition for each separately vesting portion of the award over the applicable vesting period. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option awards. We estimate a forfeiture rate to calculate the stock-based compensation expense for the awards based on an analysis of actual historical experience and expected employee attrition rates.

Our stock option program allows for early exercise of all granted options before vesting requirements have been satisfied. Shares acquired through the early exercise of options which have not vested at the time of an employee’s termination may be purchased by us at the lower of the original exercise price or the then current fair value.

Fair Value of Common Stock

Prior to our IPO, the fair value of our common stock was determined by our Board of Directors, with the assistance of management, as there was no public market for the underlying common stock. Our Board of Directors determined the fair value of our common stock by considering a number of objective and subjective factors, such as contemporaneous third-party valuations of our common stock, the valuation of comparable companies, sales of our common and redeemable convertible preferred stock to outside investors in arms-length transactions, our operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of our Class A common stock is determined based on the New York Stock Exchange, or NYSE, closing price on the date of grant.

There is inherent uncertainty in these estimates and, if we had made different assumptions than those described, the fair value of the underlying common stock and amount of our stock-based compensation expense, net loss, and net loss per share amounts would have differed.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by us. Goodwill is tested for impairment annually or more often if impairment indicators are present. We determined we are comprised of one reporting unit as of December 31, 2021 and 2020. We performed our annual quantitative goodwill impairment test as of December 31, 2021 and determined that no adjustment to goodwill was necessary because the reporting unit’s fair value significantly exceeded its book value. There were no goodwill impairment losses recognized during the years ended December 31, 2021, 2020 and 2019.

Our intangible assets consist of finite-lived acquired technology, trade names, and customer relationships assets. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill. All intangible assets are amortized over their estimated useful lives. We evaluate on an ongoing basis the remaining estimated useful life of the intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining amortization period. The amortization periods for acquired technology, customer relationships intangible assets, and acquired trade names are 3 to 10 years, 6 years, and 1.5 years, respectively.

Operating Leases

We enter into operating lease arrangements for real estate office space. We determine at contact inception whether an arrangement represents or contains a lease by evaluating various factors, including whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in "Operating lease right-of-use-assets" (ROU assets), "Operating lease liabilities," and "Operating lease liabilities, non-current" in the Consolidated Balance Sheets.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Right of use assets are recorded net of any lease incentives received from a lessor. Lease liabilities are calculated as the present value of fixed payments over the lease term, including periodic fixed rent increases and excluding any lease incentives paid or payable to us by a lessor. Lease payments are discounted to present value using our estimated incremental borrowing rate, because a readily determinable implicit rate is not available. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. We account for lease components and non-lease components as a single lease component for each class of underlying assets. Variable payments consist primarily of payments for maintenance, utilities, and management fees. Variable payments included in lease arrangements are expensed as incurred and excluded from the right of use assets and lease liabilities.

Lease term includes the non-cancelable term, renewal options that extend the lease and are reasonably certain to be exercised, and options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised. We do not record right-of-use assets and lease liabilities for leases with an initial term of 12 months or less and recognize lease expense on a straight-line basis over the lease term.

Convertible Notes

Upon the issuance of the convertible notes in June 2020, we identified and assessed the embedded features in accordance with the accounting guidance for debt with conversion and other options. We concluded that certain features including conversion and redemption features and contingently issuable warrants, were not clearly and closely related to the convertible notes and met the definition of a derivative. Therefore, we bifurcated and separately accounted for these features. We estimated the fair value of the derivative liability on the issuance date and deducted the fair value from the carrying value of the convertible notes. The fair value of the derivative was recorded in Long-term liabilities in the Consolidated Balance Sheets.

We allocated the transaction costs related to the convertible notes and bifurcated derivatives using the same proportion as the allocation of the related proceeds. The transaction costs attributable to the convertible notes were recorded as a direct deduction from the debt liability along with original issue discount and amortized to interest expense over the term of the convertible notes. The transaction costs attributable to the bifurcated derivatives were expensed as incurred. We were accreting the carrying value of the convertible notes to the principal amount along with the 15% exit fee payable at maturity as interest expense using the effective interest method over the term of the convertible notes. On June 21, 2021, we prepaid all of the then outstanding convertible notes, including principal and accrued interest, net of an unamortized discount, as an optional prepayment for an aggregate cash amount of $249 million which included an applicable redemption premium. The bifurcated derivative liability and contingently issuable warrants were adjusted to their then fair value at each reporting period and on the convertible notes’ settlement date with the change in the fair value recorded in "Change in fair value of derivative liability" in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Refer to the sections titled “Basis of Presentation” in Note 1 and “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” in Note 2 of the Notes to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations in the United States, Ireland, India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risks.

Interest Rate Sensitivity

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the fair value of those securities. We had cash and cash equivalents of $809 million and marketable securities of $457 million as of December 31, 2021. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and the securities are considered investment-grade debt securities and classified as available-for-sale. The securities are recorded at fair value in the Consolidated Balance Sheets with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity (deficit) within "Accumulated other comprehensive loss." The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

Based on our investment portfolio balance as of December 31, 2021, a hypothetical 100 basis point increase in interest rates would not have materially affected our financial position. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, neither our revenue nor operating expenses are currently subject to significant foreign currency risk. A portion of our operating expenses are denominated in Euros and Indian rupee and may be subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our results of operations. To date, foreign currency transaction gains and losses have not been material to our results of operations, and we have not engaged in any foreign currency hedging transactions.

Credit Risk

We are exposed to credit risk on accounts receivable and our loan servicing activities. This risk is mitigated due to our diverse customer base, dispersed over various geographic regions. During the years ended December 31, 2021, 2020, and 2019, we had no customers that accounted for more than 10% of our total revenue. No customers accounted for more than 10% of our total receivables at December 31, 2021 and 2020. We maintain provisions for potential credit losses and evaluate on an ongoing basis the solvency of our customers and the impact of current and future conditions to determine if additional allowances for credit losses need to be recorded.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the lack of precise estimates, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you our business will not be affected in the future by inflation.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Toast, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toast, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes and financial statement schedule listed in Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation Expense

Description of the Matter
During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $142 million. As discussed in Notes 2 and 19 to the consolidated financial statements, the Company issues equity awards, including stock options and restricted stock units. The determination of the fair value of stock-based payment awards was affected by the stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividends.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the inherent uncertainty in the estimates used to value the Company’s common stock underlying stock-based compensation awards. Prior to the Company’s initial public offering, the fair value of the Company’s common stock underlying these awards was determined at each award grant date based upon a number of objective and subjective factors, such as contemporaneous third-party valuations of the Company’s common stock, the valuation of comparable companies, sales of the Company’s common and redeemable convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability of the Company’s common stock, and the general and industry specific economic outlook, amongst other factors. The measurement of stock-based compensation expense was sensitive to changes in these factors and related assumptions.

How We Addressed the Matter in Our Audit	To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the methodologies used to estimate the fair value as of the award grant date of the Company’s common stock underlying stock-based compensation awards and the significant factors and assumptions used in those estimates. We involved our valuation specialist to assist in evaluating the methodologies employed and assumptions used to value the Company’s common stock. We evaluated the market information related to conditions and events affecting the Company and the effect of the Company’s operations on the value of its common stock. We also developed independent estimates of the fair value of awards and compared our independent estimates to the fair value of awards developed by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
March 1, 2022

TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share values)

	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$809	$582
Marketable securities	457	—
Accounts receivable, net	55	33
Inventories	42	19
Deferred costs, net	30	17
Prepaid expenses and other current assets	92	22
Total current assets	1,485	673
Property and equipment, net	41	44
Operating lease right-of-use assets	79	—
Intangible assets	16	7
Goodwill	74	36
Restricted cash	8	1
Deferred costs, non-current	25	12
Security deposits	1	2
Other non-current assets	6	1
Total non-current assets	250	103
Total assets	$1,735	$776
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$40	$30
Operating lease liabilities	22	—
Deferred revenue	44	43
Accrued expenses and other current liabilities	246	63
Total current liabilities	352	136
Long-term debt	—	172
Derivative liabilities	—	37
Warrants to purchase preferred stock	—	11
Warrants to purchase common stock	181	—
Deferred revenue, non-current	12	16
Operating lease liabilities, non-current	77	—
Deferred rent, non-current	—	19
Other long-term liabilities	22	7
Total liabilities	644	398
Commitments and Contingencies (Note 23)
Convertible preferred stock, $0.000001 par value— 0 and 257,245,680 shares authorized, 0 and 253,832,025 shares issued and outstanding at December 31, 2021 and 2020, respectively; total liquidation value of $0 and $850 at December 31, 2021 and 2020, respectively	—	849
Stockholders’ Equity (Deficit):
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value—0 and 570,000,000 shares authorized, 0 and 219,755,430 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized, 167,732,925 shares issued and outstanding as of December 31, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—

Class B common stock, $0.000001 par value- 700,000,000 shares authorized, 339,437,440 shares issued and outstanding as of December 31, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Treasury stock, at cost- 225,000 shares outstanding at December 31, 2021 and 2020, respectively	—	—
Accumulated other comprehensive loss	(1)	—
Additional paid-in capital	2,194	145
Accumulated deficit	(1,102)	(616)
Total stockholders’ equity (deficit)	1,091	(471)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,735	$776

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except shares and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription services	$169	$101	$62
Financial technology solutions	1,406	644	532
Hardware	112	64	55
Professional services	18	14	16
Total revenue	1,705	823	665
Costs of revenue:
Subscription services	63	40	25
Financial technology solutions	1,120	509	453
Hardware	152	85	82
Professional services	52	45	41
Amortization of acquired technology and customer assets	4	4	2
Total costs of revenue	1,391	683	603
Gross profit	314	140	62
Operating expenses:
Sales and marketing	190	138	128
Research and development	163	109	64
General and administrative	189	113	83
Total operating expenses	542	360	275
Loss from operations	(228)	(220)	(213)
Other income (expense):
Interest income	—	1	2
Interest expense	(12)	(13)	—
Change in fair value of warrant liability	(97)	(8)	(1)
Change in fair value of derivative liability	(103)	(7)	—
Loss on debt extinguishment	(50)	—	—
Other income (expense), net	—	(1)	—
Loss before income taxes benefit	(490)	(248)	(212)
Benefit from income taxes	3	—	3
Net loss	(487)	(248)	(209)
Redemption of Series B Preferred	—	(1)	—
Net loss attributable to common stockholders	$(487)	$(249)	$(209)
Net loss per share attributable to common stockholders, basic and diluted	$(1.68)	$(1.25)	$(1.08)
Weighted average shares used in computing net loss per share, basic and diluted	289,584,001	199,982,965	194,820,145

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(487)	$(248)	$(209)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax effect of $0	(1)	—	—
Total other comprehensive loss	(1)	—	—
Comprehensive loss	$(488)	$(248)	$(209)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except shares)

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity

	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2019	163,820,050	$197	197,010,040	$—	200,000	$—	$19	$(177)	$—	$(158)
Issuance of common stock in connection with business combination	—	—	543,300	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(111,375)	—	—	—	—	—	—	—
Issuance of Series E preferred stock	45,788,025	250	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	17,459,435	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	33	—	—	33
Net loss	—	—	—	—	—	—	—	(209)	—	(209)
Balances at December 31, 2019	209,608,075	447	214,901,400	—	200,000	—	56	(386)	—	(330)
Cumulative adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	18	—	18
Repurchase of common stock	—	—	(1,011,880)	—	25,000	—	—	—	—	—
Redemption of Series B preferred stock	(77,270)	—	—	—	—	—	(1)	—	—	(1)
Issuance of Series F preferred Stock	44,301,220	403	—	—	—	—	—	—	—	—
Issuance cost of Series F preferred stock	—	(1)	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	5,865,910	—	—	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	86	—	—	86
Net loss	—	—	—	—	—	—	—	(248)	—	(248)
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$—	$(471)

	Convertible Preferred Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity

	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$—	$(471)
Cumulative adjustment due to adoption of ASC 842 and ASC 326	—	—	—	—	—	—	—	1	—	1
Repurchase of common stock	—	—	(35,665)	—	—	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	569,400	—	—	—	15	—	—	15
Exercise of common stock options	—	—	6,307,785	—	—	—	7	—	—	7
Exercise of common stock options in connection with promissory notes repayment	—	—	—	—	—	—	14	—	—	14
Issuance of common stock upon vesting of restricted stock units	—	—	53,570	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	4	—	—	4
Stock-based compensation expense (1)	—	—	—	—	—	—	141	—	—	141
Issuance of common stock upon net exercise of common stock warrants	—	—	1,140,931	—	—	—	56	—	—	56
Conversion of preferred stock	(253,832,025)	(849)	253,832,025	—	—	—	849	—	—	849
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	25,000,000	—	—	—	944	—	—	944
Charitable contribution stock-based expense	—	—	546,889	—	—	—	19	—	—	19
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	(487)	—	(487)
Balances at December 31, 2021	—	$—	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
The accompanying notes are an integral part of these consolidated financial statements.

(1) During the year ended December 31, 2021, stock-based compensation expense recorded within additional paid-in capital does not include $2 of expense recognized as a result of the acquisition of xtraCHEF due to accelerated vesting of acquiree option awards on the acquisition date (see Note 3).

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(487)	$(248)	$(209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21	27	7
Stock-based compensation expense	140	86	34
Amortization of deferred costs	30	15	—
Change in fair value of derivative liability	103	7	—
Change in fair value of warrant liability	97	8	1
Change in deferred income taxes	(3)	—	(3)
Loss on debt extinguishment	50	—	—
Credit loss expense	4	—	—
Non-cash interest on convertible notes	12	8	—
Charitable contribution stock-based expense	19	—	—
Change in fair value of contingent consideration	3	—	—
Other non-cash items	2	—	—
Changes in operating assets and liabilities:
Account receivable, net	(23)	(13)	(4)
Merchant cash advances made	—	—	(22)
Merchant cash advances repaid	1	9	13
Prepaid expenses and other current assets	(45)	18	(24)
Deferred costs, net	(56)	(25)	—
Inventories	(23)	(4)	(7)
Operating lease right-of-use assets	16	—	—
Accounts payable	15	(6)	15
Accrued expenses and other current liabilities	145	(3)	22
Deferred revenue	(2)	(8)	23
Operating lease liabilities	(16)	—	—
Other assets and liabilities	(1)	4	28
Net cash provided by (used in) operating activities	2	(125)	(126)
Cash flows from investing activities:
Cash paid for acquisition, net of customer funds obligations assumed	(26)	—	(41)
Customer funds obligations assumed in acquisition	—	—	8
Capitalized software	(7)	(8)	(6)
Purchases of property and equipment	(12)	(28)	(9)
Purchase of marketable securities	(469)	—	—
Proceeds from the sale of marketable securities	5	—	—
Maturities of marketable securities	5	—	—
Other	1	—	1
Net cash used in investing activities	(503)	(36)	(47)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriter discounts	950	—	—
Payment of deferred offering costs	(5)	—	—
Proceeds from secured borrowings	—	—	10
Repayments of secured borrowings	—	(9)	(3)
Extinguishment of convertible notes	(245)	—	—
Change in customer funds obligations, net	24	4	(2)
Proceeds from issuance of long-term debt	—	195	—
Proceeds from exercise of stock options	21	3	—
Proceeds from issuance of restricted stock	10	—	1
Proceeds from issuance of Series E and Series F Preferred	—	402	250
Redemption of Series B Preferred	—	(1)	—

Proceeds from exercise of common stock warrants	3	—	—
Other proceeds from financing activities	1	—	—
Net cash provided by financing activities	759	594	256
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	258	433	83
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	2	—
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	594	159	76
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end period	$851	$594	$159
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$809	$582	$150
Cash held on behalf of customers	34	11	7
Restricted cash	8	1	2
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$851	$594	$159
Supplemental disclosure of cash flow information
Cash paid for interest	$13	$5	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1	$5	$11
Common stock issued in acquisition	15	—	3
Contingent consideration for acquisition included in purchase price	2	—	—
Deferred payment included in purchase price	5	—	—
Conversion of convertible preferred stock into Class B common stock upon initial public offering	849	—	—
Issuance of Class B common stock upon exercise of common stock warrants	56	—	—
Issuance of common stock warrants upon debt extinguishment	125	—	—
Deferred offering costs included in accounts payable and accrued expenses	1	—	—
Stock-based compensation expense included in capitalized software	1	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation

Toast ("we," or the “Company”), is a cloud-based all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of software as a service, or SaaS, products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As a result of our Initial Public Offering, or IPO, exemptions previously available to us as an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act were no longer available as of December 31, 2021. Accordingly, we adopted Accounting Standards Update, or ASU, 2016-02, Leases, or ASC 842, and ASU 2016-13, 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASC 326 retroactive to January 1, 2021. Our Consolidated Financial Statements for comparative periods have not been recast.

Additionally, we adopted ASU 2014-09, Revenue from Contracts with Customers, or ASC 606, on a modified retrospective basis effective January 1, 2020.

Risks and Uncertainties

We are subject to a number of risks common to emerging, technology-based companies, including a limited operating history; dependence on key individuals; rapid technological changes; competition from substitute products and larger companies; the successful development, marketing, and outsourced manufacturing of our products and services, as well as the impact of the novel coronavirus disease, or COVID-19, on the restaurant industry.

Initial Public Offering

On September 24, 2021, we completed our IPO where we sold 25,000,000 shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 3,260,869 shares. We received net proceeds of $944 after deducting underwriting discounts and commissions and other offering costs.

Immediately prior to the completion of our IPO, 253,832,025 shares of convertible preferred stock were automatically converted into an equal number of shares of Class B common stock, and 1,002,035 warrants to purchase shares of Series B and Series C convertible preferred stock were automatically exchanged or became exercisable for the same number of shares of Class B common stock.

In connection with and on the date of the IPO, we filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware. The Restated Certificate amended and restated our certificate of incorporation in its entirety, and, among other things: (i) authorized 7,000,000,000 shares of Class A common stock; (ii) authorized 700,000,000 shares of Class B common stock; (iii) authorized 100,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board of Directors, or the Board, in one or more series; and (iv) eliminated all references to the previously-existing series of preferred stock. Upon completion of our IPO, each share of issued and outstanding common stock automatically converted into one share of Class B common stock.

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class A common stock and Class B common stock are entitled to receive dividends, when and if declared by the Board. In addition, each share of Class B common stock will convert automatically into a share of Class A common stock on the earlier of (i) seven years from the date of the filing of the Restated Certificate, or (ii) the date the holders of at least two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock.

Stock Split

On September 9, 2021, our Board and stockholders approved a 5-for-1 stock-split of our common stock and convertible preferred stock which became effective shortly thereafter. Accordingly, all shares of common stock and per share amounts, the conversion ratio of the then outstanding convertible preferred stock, the number of shares of common stock into which each outstanding option and warrant to purchase common stock is exercisable, the exercise prices of each option and warrant, as well as the number of shares of common stock that will be issued when each outstanding RSU vests have been proportionately adjusted on a 5-for-1 basis. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the stock split.

Impact of COVID-19

Since early 2020, changes in consumers' behavior and government-imposed restrictions because of the COVID-19 pandemic have impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations. The extent of the impact of the COVID-19 pandemic over the longer term remain uncertain and will depend largely on future developments that cannot be accurately predicted at this time, including the duration and the spread of the pandemic both globally and within the United States, the introduction and severity of new variants of the virus and their resistance to currently approved vaccines, as well as the potential negative impact these and other factors may have on the restaurant industry and our business.

We considered the potential effects of the COVID-19 pandemic on our consolidated financial statements and the carrying amounts of assets or liabilities as of December 31, 2021 and 2020. During the year ended December 31, 2021, we partially terminated the lease for one of our office facilities. The lease termination penalty of $3 is payable in monthly installments through 2029. We recognized a loss of $1 resulting from the lease termination and $1 of write offs on certain leasehold improvements and other property as a result of exiting the leased space.

During 2020, we terminated leases for two office facilities and recognized a liability of $17 for lease termination costs, resulting in a loss of $3. Lease termination costs of $10 were paid up front, with the remaining balance payable in monthly installments through 2026. A liability related to lease termination fees was $7 as of December 31, 2020. In addition, we recognized $16 of accelerated depreciation on certain leasehold improvements and other property and equipment as a result of exiting the leased space. Depreciation expense was accelerated prospectively for the year ended December 31, 2020 based on the new remaining useful life of the related assets.

Additionally, during 2020 we completed a significant reduction in workforce, pursuant to which we incurred severance costs of $10 and stock-based compensation expense of $3 in connection with the modification of previously issued employee stock option awards. In addition to the restructuring liabilities described above, we also engaged in efforts to reduce operating expenses and took other measures to reduce discretionary spending while conditions remained uncertain for the restaurant industry.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. None of the reclassifications materially affected previously reported amounts.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that can affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments.

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for credit losses, liabilities associated with financial guarantees (contingent liabilities for credit losses and non-contingent stand-ready liabilities), negative allowances for expected recoveries on repurchased loans, allowances for uncollectible loans, allowance for excessive and obsolete inventory, reserves for warranties on hardware sold, incremental borrowing rates applied in valuation of lease liabilities, reserves for sales returns, fair values of assets acquired and liabilities assumed through business combinations, useful lives of assets acquired in business combinations, stock-based compensation expense, warrants, convertible debt, debt derivatives and common stock valuation, as well as amortization period for deferred contract acquisition costs.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. These include cash and cash equivalents, marketable securities, warrants to purchase common and preferred stock, contingent consideration liability, non-contingent stand-ready liabilities, and convertible debt-related derivative liabilities. Assets and liabilities measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations. Other financial assets and liabilities are carried at cost with fair value disclosed, if required.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Fair values of our warrants to purchase common and preferred stock, convertible debt-related derivative liabilities, and contingent consideration liability related to our acquisition of xtraCHEF are determined using Level 3 inputs in the fair value hierarchy described above. The fair value of our marketable securities is determined based on quoted market prices of similar assets and classified as Level 2 within the fair value hierarchy. (See Note 4). The carrying values of accounts receivable, merchant cash advances receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term nature.

We record a non-contingent liability which represents a financial guarantee related to our obligation to stand-ready to repurchase delinquent or defaulted loans which we service through the Toast Capital loan program (please refer to Note 9, “Loan Servicing Activities,” for further information). A non-contingent liability is recorded at fair value as loans are originated and amortized on a straight-line basis over the expected obligation term, which ranges from 90 to 270 days, or derecognized into results of operations if we repurchase the loan. The fair value of the non-contingent liability is measured based on a discounted cash flow model under the income approach. The fair value of the non-contingent liability reflects various inputs and assumptions, including the probability and amount of payments to be made under the guarantee based on probabilities of loan defaults and delinquency, as well as associated losses, and a discount rate reflecting our credit risk as the guarantor. The fair value measurement of the non-contingent liability is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the Consolidated Balance Sheet date. Revenue and expenses are translated using the average exchange rates during the period. Equity transactions are translated using historical exchange rates. Exchange-rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in "Other income (expense), net" in the Consolidated Statements of Operations for the period.

Concentration of Credit Risk and Significant Customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash deposits and cash equivalents, marketable securities, and accounts receivable. We maintain substantially all of our cash deposits and cash equivalents with primarily one financial institution, which, at times, may exceed federally insured limits. We have not incurred any losses associated with this concentration of deposits. Marketable securities consist of highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, mortgage-backed securities, and asset-backed securities. Our investment policy provides guidelines and limits regarding investment type, concentration, credit quality, and maturity aimed at maintaining sufficient liquidity to satisfy operating and working capital requirements along with strategic initiatives, preserving capital, and minimizing risk of capital loss while generating returns on our investments.

Accounts receivable are typically unsecured. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During the years ended December 31, 2021, 2020, and 2019, we had no customers that accounted for more than 10% of our total revenue. No customers accounted for more than 10% of our total receivables as of December 31, 2021 or 2020.

We have third-party automated clearing houses acquiring processors that represented substantially all deposits in transit as of December 31, 2021 and 2020.

Segment Information

Our operations constitute a single operating segment. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance.

Revenue Recognition

During the years ended December 31, 2021, 2020, and 2019, we generated four types of revenue, including: (1) subscription services from our SaaS products, (2) financial technology solutions, including loan servicing activities, (3) hardware, and (4) professional services. Our contracts often include promises to transfer multiple products and services to a customer.

Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined may require significant judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Judgment is required to determine the SSP for each distinct performance obligation. We determine the SSP for hardware and professional services revenue using an adjusted market assessment approach which analyzes discounts provided to similar customers based on customer category and size. SSP for subscription services revenue was established using the adjusted market approach considering relevant information such as current and new customer pricing, renewal pricing, competitor information, market trends and market share for similar services. SSP for financial technology solutions revenue was determined using our own standalone sales data. We allocate all variable fees earned from financial technology services revenue to that distinct performance obligation on the basis that pricing practices for that performance obligation are consistent with the allocation objective under ASC 606.

Customer credits are estimated based on historical experience. The provision for these estimates is recorded as a reduction of revenue and an increase to liabilities at the time that the related revenue is recognized.

We facilitate customers receiving financing from third-party financing firms for hardware, professional services, and the initial SaaS subscription services term. We have partnerships with these third-party financing firms that ultimately decide whether to extend credit to the customers. We pay the equivalent of an early payment discount to the third-party financing partners and recognize the payment as a reduction of revenue, as we believe these costs represent a customer sales incentive. Under our arrangements with the financing firms, we also assume a limited portion of the risk of customer defaults, which prior to the adoption of ASC 326 were accrued upon origination of the financing agreements under ASC 460, Guarantees (ASC 460). Upon adopting ASC 326 effective January 1, 2021, we recognize a contingent guarantee liability for expected credit losses and a non-contingent stand-ready liability related to the financial guarantees in accordance with ASC 460 along with a corresponding non-cash charge recorded as "General and administrative" expense in the Consolidated Statements of Operations. Costs incurred to date under such guarantees have not been material.

Subscription Services

Subscription services revenue is generated from fees charged to customers for access to our software applications. Subscription services revenue is primarily based on a rate per location, and this rate varies depending on the number of software products purchased, hardware configuration, and employee count. The performance obligation is satisfied ratably over the contract period as the service is provided, commencing when the subscription service is made available to the customer. Our contracts with customers are generally for a term ranging from 12 to 36 months. Amounts invoiced in excess of revenue recognized represent deferred revenue.

Financial Technology Solutions

Financial technology solutions revenue includes transaction-based payment processing services for customers which are charged a transaction fee for payment-processing. This transaction fee is generally calculated as a percentage of the total transaction amount processed plus a fixed per-transaction fee, which is earned as transactions are authorized and submitted for processing. We incur costs of interchange and network assessment fees, processing fees, and bank settlement fees to the third-party payment processors and financial institutions involved in settlement, which are recorded as costs of revenues. We satisfy our payment processing performance obligations and recognize the transaction fees as revenue upon authorization by the issuing bank and submission for processing. The transaction fees collected are recognized as revenue on a gross basis as we are the principal in the delivery of the managed payments solutions to the customers.

We have concluded that we are the principal in this performance obligation to provide a managed payment solution because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of out registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant.

Financial technology solutions revenue is recorded net of refunds and reversals initiated by the restaurant and are recognized upon authorization by the issuing bank and submission for processing. We allocate all variable fees earned from transaction-based revenue to this performance obligation on the basis that it is consistent with the ASC 606 allocation objectives.

Financial technology solutions revenue also includes fees earned from marketing and servicing working capital loans to customers through our wholly-owned subsidiary, Toast Capital, that are originated by a third-party banking partner. We believe Toast Capital is uniquely qualified to underwrite and competitively price loans that range from $5 thousand to $250 thousand to eligible Toast customers by using patented systems for loan origination that incorporate historical POS data and payment processing volume. In these arrangements, Toast Capital’s bank partner originates all loans, and Toast Capital then services the loans using Toast’s payments infrastructure to remit a fixed percentage of daily sales to our bank partner until the loan is paid back. Toast Capital earns fees for the underwriting and marketing of loans, which are recognized upon origination of the loan, and loan servicing fees, based on a percentage of each outstanding loan, which are recognized as servicing revenue as the servicing is delivered in accordance with ASC 860, Transfers and Servicing. Servicing revenue is adjusted for the amortization of servicing rights carried at amortized cost. The marketing and facilitation fees earned upon execution of these loan agreements with its customers are recognized as revenue on a gross basis. Similar to the limited guarantee we provide in third-party financing arrangements described above, we also provide limited guarantees to our bank partner for customer defaults. We recognize a contingent guarantee liability for expected credit losses and a non-contingent stand-ready liability related to this financial guarantee in accordance with ASC 460 along with a corresponding non-cash charge recorded as "General and administrative" expense in the Consolidated Statements of Operations.

Hardware

Hardware revenue is generated from the sale of terminals, tablets, handhelds, and related devices and accessories, net of estimated returns. We invoice end-user customers upon shipment of the products. Revenue for hardware sales is recognized at the point in time at which the transfer of control occurs in accordance with agreed upon shipping terms, satisfying the performance obligation. We accept returns for hardware sales and recognize them at the time of the sale as a reduction of transaction price based on historical experience.

Professional Services

Professional services revenue is generated from fees charged to customers for installation services, including business process mapping, configuration, and training. Professional services are sold separately. Amounts invoiced in advance are recorded as deferred revenue. The duration of providing professional services to the customer is relatively short and completed in a matter of days. The performance obligation for professional services is considered to be satisfied upon the completion of the installation.

Cash, Cash Equivalents, Cash Held on Behalf of Customers and Restricted Cash

We define cash and cash equivalents as highly liquid investments with original maturities of 90 days or less at the time of purchase that are readily convertible to known amounts of cash. As of December 31, 2021 and 2020, our cash and cash equivalents consisted primarily of cash held in checking and money market accounts as well as marketable securities with an original maturities of 90 days or less.

Cash held on behalf of customers represents an asset that is restricted for the purpose of satisfying obligations to remit funds to various tax authorities to satisfy customers’ payroll, tax and other obligations. Cash held on behalf of customers is included within "Prepaid expenses and other current assets," and the corresponding customer funds obligation is included within "Accrued expenses and other current liabilities" on our Consolidated Balance Sheets.

Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash collateralized letters of credit to cover potential customer defaults on third-party financing arrangements, and cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital (See Note 9).

Cash and cash equivalents and restricted cash consisted of the following:

	December 31,
	2021	2020
Cash and cash equivalents	$809	$582
Cash held on behalf of customers	34	11
Restricted cash	8	1
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$851	$594

Marketable Securities

Our marketable securities are classified as available-for-sale. We classify our marketable securities as current assets, including those with maturities greater than 12 months, as they are available for use in current operations or to satisfy other liquidity requirements.

Marketable securities are carried at fair value, and we report unrealized gains and losses as a component of accumulated other comprehensive income, net of tax, until the security is sold or matures, except for changes in allowance for expected credit losses, which are recorded in our results of operations. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expense), net" in the accompanying Consolidated Statements of Operations.

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	December 31,
	2021	2020
Accounts receivable	$20	$5
Unbilled receivables	39	32
Less: Allowance for credit losses	(4)	(4)
Accounts receivable, net	$55	$33

Our allowance for credit losses was comprised of the following:

Amount
Balance as of December 31, 2019	(5)
Additions	(5)
Write offs	6
Balance as of December 31, 2020	$(4)
Impact of adopting ASU 2016-13	(2)
Additions	(1)
Write offs	3
Balance as of December 31, 2021	$(4)

Accounts receivable, net consists of trade accounts receivable and unbilled receivables (which we collectively refer to as accounts receivable), net of an allowance for credit losses. Unbilled receivables represent revenue recognized on a contract in excess of billings. Our payment terms for trade accounts receivable vary by the type of customer and the products or services offered. The term between invoicing and when payment is due is not significant.

We record an allowance for expected credit losses for Accounts Receivable upon the initial recognition of an Accounts Receivable balance in accordance with ASC 326. The allowance for credit losses represents the best estimate of lifetime expected credit losses, based on customer-specific information, historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables, Accounts Receivable balances are written off against the allowance for credit losses when we determine that the balances are not recoverable. Provisions for the allowance for expected credit losses are recorded in "General and administrative" expenses in the Consolidated Statements of Operations. We evaluate the allowance for credit losses for the entire portfolio of Accounts Receivable on an aggregate basis due to similar risk characteristics of its customers based on similar industry and historical loss patterns.

Inventory

Inventory, which consists of tablets, printers, and networking equipment, are stated at the lower of cost or net realizable value and are accounted for using the average cost method. We evaluate ending inventory for estimated excess and obsolete inventory based primarily on historical sales levels by product and projections of future demand, as well as the impact of changing product design and technology. We recognize freight, handling costs, and damaged inventory as current-period costs. We recorded provisions for excess and obsolete inventory for the years ended December 31, 2021 and 2020, of $3 and $5, respectively.

Assets and Liabilities Recorded with Loan Servicing Activities

Capitalized servicing rights are recorded as a component of "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets, and represent rights associated with servicing loans originated by our industrial bank partner to merchant customers. A servicing asset is recognized when benefits of servicing are expected to be greater than adequate compensation for performing servicing by us. No servicing rights are recorded if the amounts earned represent adequate compensation. In determining adequate compensation, we compare its level of compensation to the level of compensation demanded by current market prices.

Servicing rights are initially recorded at fair value. Initial measurement is based on an analysis of discounted cash flows based on assumptions that market participants use to estimate fair value. Subsequently, servicing rights are amortized over the expected period of estimated net servicing income and assessed for impairment.

Amortization of servicing rights is recorded in proportion to and over the period of estimated net servicing income. Resulting amortization expense is recorded as an adjustment to net "Financial technology solutions" revenue on the Consolidated Statements of Operations.

Impairment is recognized through a valuation allowance and a charge to current period earnings if it is considered to be temporary. If circumstances indicate that the likelihood of future recovery of the impaired assets or liability is remote, we directly write-down such assets and relieve the valuation account.

Under the terms of our agreement with our industrial bank partner, we are obligated to repurchase certain loans originated by our industrial banking partner to our customers in cases where the customer's payments on the loan are delayed for a defined period of time, and the loan is considered delinquent. Our obligation is limited to a specified percentage of the total loans originated, measured on a quarterly basis. To the extent we make a repurchase, our obligation with respect to the quarterly cohort of loans from which the defaulted loan originated is reduced. Please refer to "Acquired Loans Receivable, Net" section within this note for information on our accounting for repurchased loans.

This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase defaulted loans, and a non-contingent liability accounted for under ASC 460 related to our obligation to stand-ready to perform under the obligation. As noted above, we adopted ASC 326 effective January 1, 2021 which applies to the contingent component of the guarantee arrangement. We measure a contingent liability for expected credit losses which is based on historical lifetime loss data, as well as macroeconomic forecasts applied to the loan portfolio. Probability of default curves are generated using historical default data for portfolios of guaranteed loans with similar risk characteristics. Loss severity estimates are generated using historical collections data for the loans repurchased by us. Additionally, we apply macroeconomic factors, such as forecasted trends in unemployment rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the outstanding principal amounts of the guaranteed loans. We may also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of its current expected credit losses. The expected term of the loans guaranteed by us typically range from 90 to 270 days, and the reasonable and supportable forecast period we have included in our projected loss rates is approximately 12 months based on externally sourced data.

Contingent liabilities for expected credit losses are recorded as new guaranteed loans get originated, along with a corresponding non-cash charge recorded within "General and administrative" expense in the Consolidated Statements of Operations. We remeasure these contingent liabilities each reporting period and reverse the liability upon loan purchase or upon the expiration of the obligation. We record a non-contingent liability at fair value as loans are originated, with a corresponding charge recorded within "General and administrative" expense in the accompanying Consolidated Statements of Operations. Subsequently, the liability is amortized on a straight-line basis over the expected obligation term, which ranges from 90 to 270 days, and derecognized upon loan repurchase against "General and administrative" expense in the Consolidated Statements of Operations.

Prior to January 1, 2021, we estimated a single liability related to the financial guarantees which was accounted for as a guarantee under ASC 460 and was recorded as a reduction of net revenue at the time the loans were originated and trued up over the period of repayment.

Please refer to the "Recently Adopted Accounting Pronouncements" section within this note related to the adoption of ASC 326, Note 6, “Merchant Cash Advances Receivable and Acquired Loans Receivable, Net” for additional information on acquired loans receivable, as well as Note 9, “Loan Servicing Activities” for additional information on the liabilities related to the financial guarantees.

Acquired Loans Receivable, Net

As described above, we are obligated to purchase delinquent loans from our industrial bank partner. Such purchases, net of expected recoveries, are recorded as a reduction to our potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated (please see Note 9, "Loan Servicing Activities").

Effective January 1, 2021, we adopted ASC 326, and as a result account for purchased loans in accordance with the guidance for purchased credit deteriorated, or PCD, assets as the loans experienced credit quality deterioration between their origination and purchase.

Because we have an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries. We estimate a negative allowance on an undiscounted basis using historical collections data for loans purchased by us and qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected recoveries. Cash collections related to Acquired Loans Receivable are first applied to the negative allowance balance, and when recoveries received exceed the negative allowance, we recognize amounts within operating expenses in the Consolidated Statements of Operations. The negative allowance is recorded as an asset and presented within "Accounts receivable, net" on our Consolidated Balance Sheets. Changes in the negative allowance are recorded as an operating expense in the Consolidated Statements of Operations.

Prior to January 1, 2021, Acquired Loans Receivable were carried at their amortized cost, fully offset by an allowance for loan losses.

Please refer to "Recently Adopted Accounting Pronouncements" in Note 2 for discussion related to ASC 326 adoption, Note 6, "Merchant Cash Advances Receivable and Acquired Loans Receivable, Net” for additional information on acquired loans receivable, and Note 9, "Loan Servicing Activities" for additional information on the liabilities related to financial guarantees.

Property and Equipment, Intangible Assets and Impairment of Long-lived Assets

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated lives, as follows:

Property and Equipment	Estimated Useful Life
Computer and other equipment	3 years
Office furniture and fixtures	3 years
Tooling	3 years
Capitalized software	2 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the respective leases. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

We account for our internal use software and website development costs in accordance with the guidance in ASC 350-40, Internal-Use Software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage, are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training and data conversion costs are expensed as incurred.

When assets are retired or disposed of, cost and associated accumulated depreciation are derecognized, and any resulting gain or loss is included in our Consolidated Statements of Operations.

Operating Leases

We adopted ASC 842 effective January 1, 2021. We determine if an arrangement is or contains a lease at contract inception. Lease agreements generally contain lease and non-lease components, which we elect to combine for all asset classes as a single lease component. Payments under lease arrangements are primarily fixed. Variable payments typically represent non-lease components, which consist primarily of payments for maintenance, utilities, and management fees. Variable payments included in lease arrangements are expensed as incurred and excluded from the right of use assets and lease liabilities.

Right-of-use assets and lease liabilities for operating leases are initially measured on the lease commencement date based on a present value of lease payments over the lease term. Right of use assets are recorded net of any lease incentives received from a lessor. Lease liabilities are calculated as the present value of fixed payments over the lease term, including periodic fixed rent increases and excluding any lease incentives paid or payable to us by a lessor. Lease payments are discounted to present value using our estimated incremental borrowing rate, because a readily determinable implicit rate is not available. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The weighted average discount rate for operating leases was 2.62% as of December 31, 2021.

Lease term includes the non-cancelable term, renewal options that extend the lease and are reasonably certain to be exercised, and options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised.

We do not record right-of-use assets and lease liabilities for leases with an initial term of 12 months or less and recognize lease expense on a straight-line basis over the lease term.

Our consolidated financial statements and related disclosures for the reporting periods prior to January 1, 2021 have not been adjusted and continue to be reported under Topic 840.

Business Combinations

We account for acquisitions using the acquisition method of accounting. Assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration transferred in a business combination, including any contingent consideration, is allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the consideration transferred over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date or upon a final determination of asset and liability fair values, whichever occurs first, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any subsequent adjustments are recorded on the Consolidated Statements of Operations.

Intangible Assets

Intangible assets consist of finite-lived acquired technology, customer relationships, and acquired trade names. Finite-lived intangible assets are valued based on estimated future cash flows and amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining estimated useful life of its intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining amortization period.

Acquired technology is amortized over its useful life on a straight-line basis within costs of revenue. Customer relationships are amortized over their useful life on a straight-line basis within Amortization of acquired technology and customer assets.

The estimated useful lives for acquired technology, customer relationship intangible assets and acquired trade names are as follows:

Estimated Useful Life
Acquired technology	3 - 10 years
Customer acquired intangible assets	6 years
Trade names	1.5 years

We evaluate the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated future undiscounted future net cash flows expected to be generated from their use and eventual disposal. If the carrying amount is not recoverable, the carrying amount is reduced to fair value and impairment loss is recognized. We did not identify any events or circumstances that indicated the carrying amounts of our long-lived assets may not be recoverable and did not recognize any impairment during the year ended December 31, 2021.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by us. Goodwill is tested for impairment annually during the fourth quarter or more often if impairment indicators are present, based on events and circumstances indicating that it is more likely than not that the fair value of the reporting unit is below its carrying value. As of December 31, 2021, no goodwill impairment has been identified.

Deferred Offering Costs

We capitalized certain legal, accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until such financings were consummated. Upon completion of the IPO, $6 of such deferred costs were recorded as a reduction of the proceeds generated from the offering which were recognized in additional paid-in capital.

Deferred Revenue

Deferred revenue represents our obligation to transfer products or services to customers for which consideration has been received and consists of amounts deferred from subscription services contracts, professional service engagements, and customer deposits received in advance. Amounts deferred under subscription service contracts are recognized ratably over the respective term of the customer contract. Deferred revenue for professional services includes consideration amounts that have been received from customers in advance, but the services are yet to be completed or accepted by customers. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and deferred revenue.

Costs of Revenue

Costs of revenue primarily consists of costs associated with payment processing, personnel, and related infrastructure for operation of our cloud-based platform, data center operations, customer support, loan servicing and allocated overhead. Hardware costs consist of all product and shipping costs associated with tablets, printers, and other peripherals. Employee-related costs consist of salaries, benefits, bonuses, and stock-based compensation expense. Overhead consists of certain facilities costs, depreciation expense, and amortization costs associated with internally developed software.

Payment processing costs include interchange fees, network assessment fees and fees paid to the acquiring payment processors.

Stock-Based Compensation Expense

We grant equity awards, including stock options which vest upon the satisfaction of a service condition and restricted stock units, or RSUs, which vest upon the satisfaction of a performance condition and/or a service condition. We account for stock-based compensation expense related to equity awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at fair value on the grant date and compensation cost recognized over the service period, net of estimated forfeitures. Compensation cost is recognized on a straight-line basis for stock-options and RSUs, and on an accelerated attribution basis for awards with a performance condition for each separately vesting portion of the award over the applicable vesting period.

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option awards. We estimate the following assumptions used in the option pricing model:

•Expected Volatility—We do not have sufficient history of market prices for our Class A common stock due to its recently completed IPO. As such, we estimate volatility for stock option grants by evaluating the average historical volatility of a peer group of similar public companies over a period commensurate with the options' expected term.

•Expected Term—The expected term of our stock options represents the period that the stock-based awards are expected to be outstanding. We do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. As such, we estimate the expected term of the options based on the simplified method determined based on the midpoint of the stock options vesting term and contractual expiration period.

•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options granted.

•Dividend Yield—We have not declared or paid dividends to date and do not anticipate declaring dividends. As such, the expected dividend is zero.

The fair value of restricted stock unit awards, or RSUs, is determined based on the closing market price of our common stock on the date of the grant.

Prior to our IPO, the fair value of our common stock was determined by our Board, with the assistance of management, as there was no public market for the underlying common stock. Our Board determined the fair value of our common stock by considering a number of objective and subjective factors, such as contemporaneous third-party valuations of our common stock, the valuation of comparable companies, sales of our common and redeemable convertible preferred stock to outside investors in arms-length transactions, our operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of our Class A common stock is determined based on the New York Stock Exchange, or NYSE, closing price on the date of grant.

Prior to September 2021, RSUs granted by us vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. All performance conditions were achieved upon the completion of our IPO, and we recorded a cumulative stock compensation expense for RSUs in September 2021. Stock compensation expense for the remaining service period after the satisfaction of the performance condition will be recorded over the remaining requisite service period using the accelerated attribution method.

We estimate a forfeiture rate to calculate the stock-based compensation expense for all awards based on an analysis of actual historical experience and expected employee attrition rates.

The Amended and Restated 2014 Stock Incentive Plan, as amended (the "2014 Plan") of our company allows for early exercise of all granted options, before vesting requirements have been satisfied. Shares acquired through the early exercise of options which have not vested at the time of an employee’s termination may be repurchased by us at the lower of the original exercise price or the then current fair value. We have not recognized any tax benefits related to the effects of employee stock-based compensation expense.

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019, was $17, $6, and $8, respectively, and is included in "Sales and marketing" expense in the accompanying Consolidated Statements of Operations.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense.

Net Loss Per Share

During the year ended December 31, 2021, we amended and restated our certificate of incorporation and created two classes of common stock: Class A common stock and Class B common stock (see Note 1). Class A common stock and Class B common stock share proportionately, on a per share basis, in our net income (losses) and participate equally in the dividends on common stock, if declared. We allocate net losses attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.

We compute net loss per common share based on the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed.

We consider our currently outstanding restricted shares issued upon early exercise of stock options and our convertible preferred stock which was outstanding prior to the completion of the IPO to be participating securities. Restricted shares issued upon early exercise of stock options are considered participating securities because holders of such shares have non-forfeitable dividend rights in the event of a dividend declaration for common shares. The holders of our convertible preferred stock were entitled to non-cumulative dividends in preference to common stockholders, at specified rates, if declared. The holders of our convertible preferred stock were not, and restricted shares are not contractually obligated to participate in our losses. As such, our net losses for the years ended December 31, 2021, 2020, and 2019 were not allocated to these participating securities.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase. Weighted average shares of Class A and Class B common stock outstanding exclude shares which were acquired from the early exercise of options and the exercise of options under outstanding promissory notes, both of which are not considered substantive exercises for accounting purposes (see Note 21). During the year ended December 31, 2021, the weighted average shares of common stock outstanding include shares issued as a result of the exercise of vested options upon the repayment of outstanding promissory notes.

Diluted net loss per common share gives effect to all potentially dilutive securities. Our potentially dilutive securities, which include convertible preferred stock, options to purchase common stock, unvested restricted stock units, exercised options for which we received non-recourse notes from the individuals, as well as warrants to purchase common stock and convertible preferred stock, and contingently convertible debt, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive as a result of a net loss incurred during each period. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share was the same during each reporting period.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related earnings per share guidance for both subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. We are evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

We adopted the following accounting standards during the year ended December 31, 2021:

Leases

In February 2016, the FASB issued ASC 842, as amended, which superseded the guidance in former ASC 840, Leases. Based on ASC 842, a lessee is required to recognize in the statement of financial position a lease obligation related to making lease payments and a right-of-use asset representing its right to control the use of the underlying asset during the lease term, including optional payments that are reasonably certain to occur.

We adopted ASC 842 on January 1, 2021 on a modified retrospective basis and elected the transition option to forgo application of comparative period presentation in the financial statements during the year of adoption. Therefore, our Consolidated Financial Statements for the year ended December 31, 2021 are presented in accordance with ASC 842, while comparative periods have not been recast.

We did not elect the hindsight practical expedient related to determining the lease term. We elected the package of practical expedients upon transition, and therefore did not reassess the lease classification of existing or expired contracts, the accounting for initial direct costs and whether any of such contracts represent or contain leases. We also made an accounting policy election to combine lease and non-lease components into a single lease component for each class of underlying assets for the arrangements in which we are a lessee.

The adoption of Topic 842 resulted in a recognition of operating lease right-of-use assets of $95, operating lease obligations of $115, and an immaterial cumulative-effect adjustment to accumulated deficit as of January 1, 2021. The adoption of Topic 842 and did not have a material impact on our results of operations and cash flows during the year ended December 31, 2021, as described in Note 12, "Lessee Arrangements." The adoption of Topic 842 for the arrangements in which we are a lessor did not have a material impact on our financial position as of December 31, 2021 and results of operations and cash flows during the period then ended.

Credit Losses

In June 2016, the FASB issued ASC 326. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected credit loss model replacing the currently used incurred loss method.

We adopted the standard as of January 1, 2021 and recognized a cumulative-effect adjustment to the opening retained earnings as of that date. Therefore, our Consolidated Financial Statements for the year ended December 31, 2021 are presented in accordance with ASC 326, while comparative periods have not been recast.

The primary financial instruments in the scope of ASC 326 include cash equivalents, accounts receivable, off-balance sheet credit exposures under financial guarantee arrangements, and acquired loans receivable.

The following table summarizes the effect of the adoption on all affected items in the Consolidated Balance Sheets and the cumulative effect on opening accumulated deficit:

Component	Financial Statement Line Item	Balance as of December 31, 2020	Balance as of January 1, 2021	Effect of Adoption
Asset	Accounts Receivable, Net	$1	$3	$2
Liability	Accrued Expenses and Other Current Liabilities	1	3	2
Liability	Deferred Revenue, Current	1	—	(1)
Equity	Accumulated Deficit	(616)	(615)	1

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. Toast adopted the standard effective January 1, 2021 using the retrospective method of transition. The standard did not have a material impact on our financial position as of December 31, 2021 and our results of operations for the year then ended.

Revenue from Contracts with Customers

In May 2014, the FASB issued Topic 606, which superseded most existing revenue recognition guidance under U.S. GAAP. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. We adopted this standard on January 1, 2020 using the modified retrospective method of transition. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. Accordingly, results for reporting periods beginning after January 1, 2020 are presented based on ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition methodology under ASC 605, Revenue Recognition.

We applied Topic 606 to all contracts that were not complete as of January 1, 2020. We elected to adopt the practical expedient outlined in ASC 606 and analyzed the aggregate effect of all contract modifications that occurred prior to January 1, 2020.

We recorded a cumulative-effect adjustment of $18 in accumulated deficit as of January 1, 2020 due to the cumulative impact of adopting Topic 606, related to capitalizing commissions and changes in allocation of arrangement consideration to hardware revenue and subscription revenue.

Based on provisions of ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, the following five steps are applied:

1.Identify the contract(s) with a customer.
2.Identify the performance obligations in the contract.
3.Determine the transaction price.
4.Allocate the transaction price to the performance obligations in the contract.
5.Recognize revenue as the entity satisfies a performance obligation.

We elected to use the portfolio approach practical expedient for contracts with similar characteristics provided the accounting result will not be materially different from the result of applying the guidance at the individual contract level. We selected various types of contract types and vendors to ensure all possible contract considerations were being captured. We applied this approach to all five steps of our analysis and use our judgment in the application of this approach to contracts and groups of similar contracts for revenue recognition.

We elected to use the significant financing component practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Prior to the adoption of ASC 606, we did not allocate discounts on hardware revenue and professional services to subscription elements and variable transaction-based fees which were considered contingent revenue. Under ASC 606, arrangement consideration is allocated to each distinct performance obligation using a relative selling price allocation method based on each distinct performance obligation’s SSP, which impacted the allocation of arrangement consideration between hardware revenue and subscription services. We continue to allocate all variable fees earned from transaction-based revenue to this performance obligation on the basis that it is consistent with the allocation objectives in ASC 606.

Additionally, prior to the adoption of ASC 606, we expensed commission costs and related employer payroll taxes as incurred as costs of obtaining a contract. Based on ASC 340-40, Other Assets and Deferred Costs, we are required to capitalize and amortize incremental costs of obtaining a contract, such as sales commissions and related payroll taxes, over the period we expect to derive benefits from the contract, which we have calculated to be three years. The period of benefit for commissions paid for the acquisition of initial subscription services is determined by taking into consideration the initial estimated customer life and the technological life of our subscription services platform and related significant features. We adjust the carrying value of the deferred commissions assets periodically to account for customer churn, which occurs when customers have ceased operations or otherwise discontinued using our subscription services and financial technology solutions. Amortization expense is included in "Sales and marketing" expense on the Consolidated Statements of Operations.

The following table summarizes the cumulative effect of changes from the adoption of ASC 606 on our Consolidated Balance Sheets as of January 1, 2020 as a result of us adopting ASC 606 using the modified retrospective transition method:

	Balance as of December 31, 2019	Adjustments Due to Adoption	Balance as of January 1, 2020
Consolidated Balance Sheets
Assets:
Accounts receivable	$15	$6	$21
Deferred costs, net	—	10	10
Deferred costs, non-current	—	9	9
Liabilities:
Current portion of deferred revenue	39	(2)	37
Deferred revenue, net of current portion	21	9	30
Stockholders’ deficit:
Accumulated deficit	$(386)	$18	$(368)

The following tables summarize the effect of the adoption of ASC 606 on our select line items included in the Consolidated Financial Statements as of and for the year ended December 31, 2020, as if the previous accounting was in effect:

	Year Ended December 31, 2020
	As reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
Consolidated Balance Sheets
Assets:
Accounts receivable	$33	$22	$11
Deferred costs, net	17	17	—
Deferred costs, non-current	12	12	—
Liabilities:
Current portion of deferred revenue	43	17	26
Deferred revenue, net of current portion	16	—	16
Stockholders’ deficit:
Accumulated deficit	(616)	34	(650)

	Year Ended December 31, 2020
	As reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
Consolidated Statement of Operations and Comprehensive Loss
Revenue:
Hardware revenue	$64	$4	$60
Subscription revenue	101	2	99
Professional services revenue	14	1	13
Operating Expense:
Sales and marketing	138	(11)	149
Net loss	(248)	16	(264)

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. On January 1, 2020, we adopted ASU 2018-07, which did not materially impact the Consolidated Financial Statements and the related disclosures.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU No. 2018-15, Customer’s accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, or ASU 2018-15, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. On January 1, 2020, we adopted ASU 2018-15, which did not materially impact the Consolidated Financial Statements and the related disclosures.

3. Business Combinations

xtraCHEF

On June 8, 2021, we acquired 100% of the outstanding capital stock of xtraCHEF, Inc., or xtraCHEF, a provider of restaurant-specific invoice management software that automates the accounts payable and inventory workflow and improves efficiencies related to expense tracking and recording. The acquisition is expected to expand our product portfolio and enable our customers to improve operational efficiencies and financial decision making.

The aggregate purchase price, net of cash acquired of $1, was subject to normal and customary purchase price adjustments and was as follows on the acquisition date:

Amount
Cash consideration, net of cash acquired	$24
Fair value of common stock issued	15
Fair value of settled stock option awards	1
Fair value of contingent consideration	2
Liabilities settled on behalf of xtraCHEF	1
Deferred payments for indemnity claims and working capital funds, net of adjustments (1)	5
Total purchase price	$48
(1)The amount includes the indemnity funds related to the seller's satisfaction of potential indemnity claims that may be released to the sellers no later than 15 months following the acquisition date, as well as a cash payment related to working capital, subject to further working capital adjustments, that will be released to the sellers or remitted back to us no later than 12 months following the acquisition date.

In consideration for the acquisition of xtraCHEF, we issued 569,400 shares of common stock to the seller shareholders with a fair value of $26.10 per share on the acquisition date supported by a contemporaneous valuation. Additionally, we settled an immaterial amount of option awards that were subject to accelerated vesting on the acquisition date. Total consideration transferred for the settled option awards consisted of cash consideration of $3 and deferred consideration of $1, which included the indemnity fund, the working capital fund and the fair value of contingent consideration. The consideration transferred for the settled option awards of $3 approximated the estimated fair value of the settled option awards on the acquisition date, of which $1 was attributable to pre-acquisition services and included in the purchase price. The remaining amount of $2 was recorded as a stock-based compensation expense on the acquisition date within "General and administrative" expenses in our Consolidated Statements of Operations.

The fair value of contingent consideration of $2 on the acquisition date was estimated based on a Monte Carlo simulation and recorded as a liability in the Consolidated Balance Sheets. Contingent consideration liability was $5 at December 31, 2021. Contingent consideration is based on a cumulative achievement of certain recurring revenue targets, as defined in the acquisition agreement, and represents a potential obligation by us to pay cash and issue shares of our common stock to the former xtraCHEF shareholders up to a certain amount based on the achievement of the required revenue targets during the years ended December 31, 2021 and 2022. The contingent consideration obligation is limited to a maximum payment amount of $7. The liability of $6 related to the indemnity fund will be released to the sellers, to the extent there were no claims for indemnification by us against the fund, no later than 15 months following the acquisition date. As of December 31, 2021, contingent consideration liability consists of a current portion of $4 and a long-term portion of $1 which were included within “Accrued expenses and other current liabilities“ and “Other long-term liabilities” in the Consolidated Balance Sheets.

We accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations, or ASC 805. The operating results of xtraCHEF have been reflected in our results of operations from the date of the acquisition. We used a market participant approach to record the assets acquired and liabilities assumed in the xtraCHEF acquisition. Due to the timing of the acquisition, the accounting for this acquisition was not complete as of December 31, 2021. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to review and finalize the results of the valuation of assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. Goodwill was primarily the result of expected synergies from combining the operations of xtraCHEF with our operations and was not deductible for tax purposes.

The following table summarizes the allocation of the preliminary purchase price and the amounts of assets acquired and liabilities assumed for the acquisition based upon their estimated fair values at the date of acquisition. Such balances are reflected in the Consolidated Balance Sheets as of December 31, 2021:

Amount
Intangible assets	$14
Goodwill	38
Deferred tax liability	(3)
Other	(1)
Net assets acquired	$48

The developed technology and the customer relationships intangible assets of $13 and $1, respectively, have a weighted average amortization period of 10 years and 6 years, respectively, on the acquisition date. We used the income approach in accordance with the relief-from-royalty method to estimate the fair value of the developed technology which is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. Fair value of the customer relationships was estimated based on the income approach in accordance with the excess-earnings method which is equal to the present value of the after-tax cash flows attributable to the intangible asset only.

During the year ended December 31, 2021, we incurred acquisition-related expenses of $1 in connection with the acquisition of xtraCHEF which were recorded in "General and administrative" expenses in our Consolidated Statements of Operations.

We did not present proforma financial information for our consolidated results of operations for the year ended December 31, 2021 and 2020 as if the acquisition of xtraCHEF occurred on January 1, 2020 because such results were not material. Revenue and result of operations from xtraCHEF were not material to our consolidated revenue and consolidated net loss during the year ended December 31, 2021.

StratEx

On July 17, 2019, we acquired 100% of the outstanding shares of StratEx HoldCo, LLC, or StratEx, a technology company that offers payroll services. The acquisition of StratEx enabled us to integrate payroll services to our existing point of sale product offering creating a cohesive solution for restaurant labor and payroll management.

The purchase consideration directly paid to shareholders consisted of $36 in cash and 543,300 shares of our common stock with a fair value of $3. Third-party acquisition-related costs were $1. The results of StratEx’s operations have been included in the consolidated financial statements since the closing date.

The following table summarizes the consideration paid for StratEx and the fair value of the assets acquired, and liabilities assumed at the closing date:

Consideration:	Amount
Cash paid to shareholders	$36
Common stock issued	3
Total consideration to shareholders	39
Indebtedness paid at closing	5
Total purchase price	$44

Acquired Assets and Liabilities
Net working capital	$(1)
Intangible technology assets	9
Intangible customer relationships	3
Goodwill	36
Deferred tax liability	(3)
Total purchase price	$44

Goodwill from the StratEx acquisition was primarily attributable to the value of the expected synergies created by incorporating StratEx solutions into our point-of-sale platform and the value of the assembled workforce. Goodwill was not deductible for tax purposes.

The acquisition of StratEx did not have a material impact on our reported revenue or net loss amounts. Accordingly, pro forma financial information has not been presented.

In connection with the acquisition of StratEx, certain individual stockholders continuing employment at the Company were eligible to receive earn-out bonuses of up to $7 in aggregate based on the achievement of defined financial metrics for specified periods of time in the three-year period following the acquisition. The rights to such payments were tied to continuing employment at the Company and, as such, were considered compensatory and expected payments were accrued over the requisite service period. As of December 31, 2021, 2020, and 2019, we have concluded that we do not expect to pay the earn-out bonuses and hence no accrual was recorded.

4. Fair Value of Financial Instruments

The following table presents information about our financial assets and liabilities that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50	$—	$—	$50
Commercial paper	—	134	—	134
Certificates of deposit	—	14	—	14
Corporate bonds	—	193	—	193
Treasury securities	—	67	—	67
Asset-backed securities	—	49	—	49
	$50	$457	$—	$507
Liabilities:
Warrants to purchase common stock	$—	$—	$181	$181
Contingent consideration	—	—	5	5
	$—	$—	$186	$186

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$142	$—	$—	$142
	$142	$—	$—	$142
Liabilities:
Preferred stock warrant liability	$—	$—	$11	$11
Derivative liability	—	—	37	37
	$—	$—	$48	$48

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of warrants to purchase preferred stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield. The following table indicates the weighted-average assumptions made in estimating the fair value for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021(1)	2020	2019
Risk-free interest rate	0.8%	0.3%	1.8%
Expected term (in years)	5	5-7	6-8
Expected volatility	54%	60%	56%
Expected dividend yield	0%	0%	0%
Exercise price	$0.74	$0.74	$0.74
(1) During the year ended December 31, 2021, fair value of the preferred stock warrants liability was measured based on the weighted average assumptions from January 1, 2021 through September 24, 2021, the date they were converted into common stock warrants.

Immediately prior to the completion of the IPO on September 24, 2021, all outstanding warrants to purchase preferred stock were automatically converted into warrants to purchase Class B common stock for no consideration or became exercisable for the same number of shares of Class B common stock (see Note 16, “Convertible Preferred Stock”). As a result, the associated preferred stock warrant liability was reclassified into common stock warrant liability following the IPO.

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield.

The following table indicates the weighted-average assumptions made in estimating the fair value for the year ended December 31, 2021:

Year Ended December 31, 2021
Risk-free interest rate	1.3%
Contractual term (in years)	5
Expected volatility	50.8%
Expected dividend yield	—%
Exercise price	$17.15

Valuations of Convertible Notes Related Bifurcated Derivative Liability and Contingently Issuable Warrants

In June 2020, we issued $200 aggregate principal amount of senior unsecured convertible promissory notes (the “Convertible Notes”). The Convertible Notes provided a conversion option whereby upon the closing of an underwritten public offering or direct listing of our common stock on a national securities exchange, in each case that meets certain criteria, the Convertible Notes would convert into common stock at a conversion price that represented a discount to the price paid by investors (see Note 14, "Debt"). The conversion option was determined to be an embedded derivative, required to be bifurcated and accounted for separately from the Convertible Notes.

Upon a voluntary redemption of the Convertible Notes, we were obligated to issue warrants to the note holders to purchase common stock equal to two-thirds the principal balance divided by the strike price which is determined assuming a total equity value of $9,500 divided by the fully diluted share count at the time of conversion. These contingently issuable warrants to purchase common stock met the definition of a derivative and were accounted for separately and recorded based on the fair value of those warrants as adjusted for the probability that there would be a voluntary redemption of the Convertible Notes.

The fair value of the bifurcated derivative liability and contingently issuable warrants was determined based on inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. Our valuations of the bifurcated derivative liability and contingently issuable warrants were measured using an income approach based on a discounted cash flow model, as well as a probability-weighted expected return method, or PWERM. We used various key assumptions, such as estimation of the timing and probability of expected future events, and selection of discount rates applied to future cash flows using a yield curve representative of our credit risk.

The estimated fair value of the Convertible Notes at December 31, 2020 was $249, a Level 3 measurement, based on assumptions about a plain vanilla debt instrument based on entity specific credit risk assumptions and the contractual term of the debt and the values previously noted for the bifurcated derivative liability and contingently issuable warrants, and adjusted for the expected probability of the settlement options allowable under the Convertible Notes.

On June 21, 2021, we prepaid all of the then-outstanding Convertible Notes as an optional prepayment (see Note 14, "Debt"). In connection with the optional prepayment, we derecognized the bifurcated derivative liability and contingently issuable warrants which were remeasured at fair value on the settlement date.

Contingent Consideration Liability

Fair value of contingent consideration liability incurred in connection with the acquisition of xtraCHEF was estimated at $2 on the acquisition date based on a Monte Carlo simulation (see Note 3, "Business Combinations"). The Monte Carlo simulation performs numerous simulations utilizing certain assumptions, such as projected revenue amounts over the related period, risk-free rate, and risk-adjusted discount rate. The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration which is subject to remeasurement during each reporting period until the contingency is resolved and the liability is settled. We recognize the change in fair value of the contingent consideration liability within "General and administrative" expense in our Consolidated Statements of Operations.

The following table provides a roll-forward of the aggregate fair value of our warrants to purchase preferred stock, common stock, derivative liability, and contingent consideration liability for which fair value is determined on recurring basis using Level 3 inputs:

	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Derivative Liability	Contingent Consideration Liability
Balance as of December 31, 2019	$3	$—	$—	$—
Fair value at issuance	—	—	30	—
Change in fair value	8	—	7	—
Balance as of December 31, 2020	11	—	37	—
Fair value at issuance	—	125	—	—
Fair value on the acquisition date	—	—	—	2
Change in fair value and other adjustments	38	59	103	3
Settlement	(43)	(9)	(140)	—
Conversion of preferred stock warrants into common stock warrants upon the IPO	(6)	6	—	—
Balance as of December 31, 2021	$—	$181	$—	$5

5. Marketable Securities

During the year ended December 31, 2021, we invested in debt securities, with an initial investment in October 2021, which were classified as available-for-sale.

The amortized cost, gross unrealized holding losses and fair value of marketable securities, including accrued interest receivable, consisted of the following:

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value

Commercial paper	$134	$—	$134
Certificates of deposit	14	—	14
Corporate bonds	194	(1)	193
Treasury securities	67	—	67
Asset-backed securities	49	—	49
Total	$458	$(1)	$457

There were no marketable securities held by us at December 31, 2020.

The fair values of the marketable securities by contractual maturities at December 31, 2021 were as follows:

December 31, 2021
Due within 1 year	$284
Due after 1 year through 5 years	173
Due after 5 years through 10 years	—
Total marketable securities	$457

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. If the fair value of the debt securities is below their amortized cost basis, we evaluated whether there is an intent to sell, or if it was more likely than not that we will be required to sell the debt securities in an unrealized loss position before recovering the amortized cost basis. If either of these conditions were present, we wrote down the security to its fair value and recognized the loss in the Consolidated Statements of Operations. If neither of these conditions were present, we determined if a credit loss existed by considering the financial condition and near-term prospects of the issuer, as well as current market conditions and forecasts. Credit losses were recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses on the Consolidated Balance Sheets with a corresponding adjustment to earnings. Unrealized losses that were not related to credit losses were recognized in accumulated other comprehensive loss. Unrealized losses were not significant for the securities held in our portfolio as of December 31, 2021. There were no impairment losses or expected credit losses related to our marketable securities during the year ended December 31, 2021.

6. Merchant Cash Advances Receivable and Acquired Loans Receivable, Net

During the year ended December 31, 2019, we originated merchant cash advances to customers which were generally repaid through withholding a percentage of the amounts remitted to the merchant from future card processing transactions processed through our platform. Toast Capital merchant cash advances provided customers with access to financing from $5 thousand to $250 thousand. We reserved an estimate for expected losses for individual merchant cash advances based on recent point of sale and cash receipt activity or where known collection risks were identified such as a restaurant closure.

During the year ended December 31, 2019, we sold the rights to a portfolio with a principal balance of $12 in merchant cash advances originated by us to the same Utah-chartered industrial bank with which we partner for other loan activities (See Note 2, “Summary of Significant Accounting Policies” and Note 9, “Loan Servicing Activities”). We continued to service these advances after the sale in accordance with the contractual agreement with the partner bank. Other merchant cash advances receivable included loans originated by us that were not sold to the bank partner.

We serviced loans and assume liability for their default on a limited basis based on a specified percentage of the total loans originated, which were measured on a quarterly basis. If the merchant’s payments were delayed for a defined period of time, the loan was considered delinquent and we were required to purchase the loan from its bank. Effective January 1, 2021, we established a policy to write off the amortized cost of individual assets when it is deemed probable that we would not collect the outstanding balance on an individual asset. Due to the deteriorated credit quality of the individual accounts, we may write off the unpaid principal balance of all accounts in a portfolio at the time of acquisition. However, when we have an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries.

As of December 31, 2021 and December 31, 2020, we had $2 and $3 of acquired loans outstanding, respectively. As of December 31, 2021, we have written off all outstanding acquired loans receivable and merchant cash advances and have established a negative allowance for expected recoveries which is included within "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

Changes in the negative allowance for acquired loans and merchant cash advances receivable for the year ended December 31, 2021 were as follows:

Amount
Beginning balance, as of December 31, 2020	$—
Impact of adopting ASC 326	3
Expected recoveries	1
Reduction due to cash collections	(3)
Ending balance, as of December 31, 2021	$1

Prior to January 1, 2021, we carried acquired loans receivable at their amortized cost, fully offset by an allowance for loan losses. Additionally, we carried a single estimated liability under ASC 460 related to our obligation to purchase loans from our bank partner, and such purchases are recorded as a reduction to our potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated (see Note 9, “Loan Servicing Activities”).

Prior to the adoption of ASC 326, merchant cash advances receivable were included within "Prepaid expenses and other current assets" in the Consolidated Balance Sheets and consisted of the following:

	December 31, 2020
	MCA Receivable	Loans Receivable	Factor Receivable	Total

Balance	$1	$3	$1	$5
Less: Allowance	(1)	(3)	—	(4)
	$—	$—	$1	$1

Prior to the adoption of ASC 326, our allowance for uncollectible loans and merchant cash advances receivable consisted of the following:

	Allowance
	MCA Receivable	Loans Receivable
Balance as of December 31, 2019	$—	$—
Additions	(1)	(5)
Repayments	—	2
Write offs	—	—
Balance as of December 31, 2020	$(1)	$(3)

7. Inventory

Inventory consisted of the following:

	December 31,
	2021	2020
Finished goods	$41	$17
Components of finished goods	1	6
Capitalized overhead	2	1
Reserve for excess and obsolete inventory	(2)	(5)
	$42	$19

Components of finished goods consisted of advances made to contract manufacturers for finished goods components to which we had title.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Cash held on behalf of customers	$34	$11
Prepaid SaaS expenses	11	6
Prepaid expenses	13	2
Prepaid insurance	6	—
Deposits for inventory purchases	21	—
Other current assets	7	3
	$92	$22

9. Loan Servicing Activities

During 2021 and 2020, we performed loan servicing activities through the Toast Capital loan program, where we partnered with an industrial bank to provide working capital loans to qualified Toast customers based on the customer’s current payment processing and POS data. Under the program, our bank partner originates the loans and we market and service the loans and facilitate the loan application and origination process. These loans provided eligible customers with access to financing up to $250 thousand and loan repayment occurs automatically through a fixed percentage of every payment transaction on Toast’s platform. Lending was temporarily paused in 2020 due to the COVID-19 pandemic, but resumed in the fourth quarter of 2020. We earn a share of interest and fees paid on loans, which is recognized as servicing revenue as the services are delivered and included within financial technology services revenue in the Consolidated Statements of Operations. Servicing revenue is adjusted for the amortization of servicing rights carried at amortized cost.

We service loans and assume liability for their default on a limited basis based on a specified percentage of the total loans originated, which are measured on a quarterly basis. If the merchant’s payments are delayed for a defined period of time, the loan is considered delinquent and we are required to purchase the loan from our bank partner. The loan purchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated. This obligation represents a financial guarantee which has a contingent aspect related to our contingent obligation to purchase defaulted loans and a non-contingent aspect related to our obligation to stand-ready to perform under the guarantee. Upon adoption of ASC 326, we recognize a contingent liability for expected credit losses and a non-contingent stand-ready liability related to the financial guarantees in accordance with ASC 460 which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Changes in the contingent liability for expected credit losses for the year ended December 31, 2021 were as follows:

Amount
Beginning balance, as of January 1, 2021	$—
Impact upon ASC 326 adoption	1
Credit loss expense	2
Reductions due to loan purchases	(1)
Ending balance, as of December 31, 2021	$2

The increase in the contingent liability for expected credit losses for the year ended December 31, 2021 was primarily driven by growth in bank partner loan originations.

The balance of the non-contingent stand-ready liability was $1 as of December 31, 2021.

Prior to January 1, 2021, we estimated a single liability related to the financial guarantees which was accounted for as a guarantee under ASC 460. As of December 31, 2020, our estimate of additional loans expected to be repurchased under the guarantee was $1, as measured under ASC 460.

10. Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2021	2020
Leasehold improvements	$29	$30
Capitalized software	25	18
Computer equipment	8	3
Furniture and fixtures	8	7
Tooling and equipment	2	1
	72	59
Less: Accumulated depreciation	(31)	(15)
	$41	$44

Depreciation expense for the years ended December 31, 2021, 2020, and 2019, was $9, $19, and $3, respectively.

During the years ended December 31, 2021 and 2020, we capitalized $8 and $9, respectively, in capitalized software and website development costs. As of December 31, 2021 and 2020, capitalized software and website development costs of $10 are included in "Property and equipment, net" on the Consolidated Balance Sheets. Depreciation expense attributable to capitalized software and website development costs was $8, $5, and $3, respectively, for the years ended December 31, 2021, 2020 and 2019.

11. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods presented were as follows:

Amount
Balance as of December 31, 2019	$36
Acquisitions	—
Balance as of December 31, 2020	36
Acquisitions	38
Balance as of December 31, 2021	$74

We determined impairment indicators were present as of March 31, 2020 due to the COVID-19 pandemic and evaluated goodwill for impairment. We compared the book value of our reporting unit to the fair value of the equity implied by common stock valuations performed in April 2020, concluding that there was no goodwill impairment.

There were no goodwill impairment losses recognized during the years ended December 31, 2021, 2020 and 2019. We performed our annual quantitative goodwill impairment test as of December 31, 2021 and determined that no adjustment to goodwill was necessary because the reporting unit's fair value significantly exceeded its book value.

Intangible assets, net consisted of the following:

	As of December 31, 2021
	Technology Asset	Customer Assets	Total

Gross carrying amount	$22	$4	$26
Accumulated amortization	(8)	(2)	(10)
Intangible assets, net	$14	$2	$16

	As of December 31, 2020
	Technology Asset	Customer Assets	Total

Gross carrying amount	$9	$3	$12
Accumulated amortization	(4)	(1)	(5)
Intangible assets, net	$5	$2	$7

The total estimated future amortization of intangible assets as of December 31, 2021 was as follows:

Year ended December 31,	Amount
2022	$4
2023	2
2024	2
2025	1
2026	1
Thereafter	6
$16

12. Lessee Arrangements

We lease office and warehouse space in various cities throughout the United States, Ireland, and India, pursuant to operating leases. The weighted average remaining lease term for our operating leases is 6.9 years. We determine the lease term based on whether renewal and termination options to extend or reduce the lease term are reasonably certain to be exercised.

The components of lease expense were as follows during the year ended December 31, 2021:

Amount
Operating lease expense	$25
Variable lease expense	1
Total	$26

The following table summarizes maturities of our operating lease liabilities as of December 31, 2021:

Amount
2022	$22
2023	13
2024	13
2025	12
2026	12
Thereafter	36
Total future minimum lease payments	108
Less: Imputed interest	9
Present value of future minimum lease payments	$99

The weighted average discount rate used in the calculation of our lease liability was 2.62% as of December 31, 2021.

The following table summarizes supplemental cash flow information related to operating leases during the year ended December 31, 2021:

Cash paid for amounts included in the measurement of lease liabilities:	Amount
Operating cash flows for operating leases	$25
Operating lease right of use assets obtained in exchange for new or modified lease obligations:
Upon the adoption of Topic 842	95
During the remainder of the period	4
Total	$99

As of December 31, 2021 we had committed to payments of $3 related to operating leases that had yet to commence and therefore are not included in the Consolidated Balance Sheets. These leases will commence in calendar year 2022.

During the year ended December 31, 2020 and 2019, we recognized total rent expense of $28 and $15, respectively, related to operating leases. As of December 31, 2021, we had issued standby letters of credit in the amount of $13 held as collateral for various real estate leases.

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued transaction-based costs	$120	$14
Accrued payroll and bonus	24	12
Customer funds obligation	34	11
Accrued expenses	21	8
Accrued commissions	19	7
Sales returns and allowances	9	4
Other liabilities	19	7
	$246	$63

14. Debt

Revolving Line of Credit

In March 2019, we entered into a senior secured credit facility, which comprised a revolving line of credit equal to $100. Interest on outstanding loans under the 2019 Facility accrued interest at a per annum rate of, at our election, LIBOR plus 3.00% or the base rate plus 2.00%. Interest was payable in arrears quarterly, in the case of base rate loans, and at the end of the applicable interest period (but not less frequently than three months), in the case of LIBOR loans. This credit facility was subject to certain financial maintenance covenants, including maximum total net debt to recurring revenue ratio, maximum senior net debt to recurring revenue ratio, minimum liquidity and minimum last quarter annualized recurring revenue. As of December 31, 2020, no amount was drawn and outstanding under this credit facility; however, $14 of letters of credit were outstanding, which reduced the amount available under this credit facility to $86.

On June 8, 2021, we terminated the 2019 Facility and entered into a new revolving line of credit facility, or 2021 Facility, equal to $330. Interest on outstanding loans under the 2021 Facility is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. Subsequent to December 31, 2021, interest on outstanding loans will be accrued based on Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250. As of December 31, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 available for borrowings. As of December 31, 2021, there were $13 of letters of credit outstanding. As a result of entering into a 2021 Facility, we became obligated to prepay or redeem the Convertible Notes which occurred on June 21, 2021.

We incurred $3 of debt issuance costs in connection with obtaining the 2021 Facility which are presented within "Other non-current assets" in the Consolidated Balance Sheets and amortized over the term of the 2021 Facility.

Convertible Notes

Convertible Notes consisted of the following:

December 31, 2020
Convertible notes	$200
Accrued interest	5
Less: Unamortized discount	(33)
Long-term debt, net of discount	$172

In June 2020, we issued the Convertible Notes pursuant to the Senior Unsecured Convertible Promissory Note Purchase Agreement (the “NPA”), dated as of June 19, 2020. The aggregate principal amount of Convertible Notes issued at the time of closing of the convertible notes transaction was $200. The Convertible Notes bore interest at a rate of 8.5% per annum, 50% of which was payable in cash and the other 50% payable in kind. Interest was payable semi-annually in arrears, beginning on December 31, 2020. Unless earlier converted, redeemed, or repaid, the Convertible Notes would mature on June 19, 2027. Interest expense related to the Convertible Notes was $12 during each of the years ended December 31, 2021 and 2020.

Upon the issuance of the Convertible Notes, we identified and assessed the embedded features of the Convertible Notes. We concluded that the conversion features upon both IPO and non-IPO events pursuant to which our securities would become publicly traded, as well as the redemption features upon a change in control, certain events of default and sales of certain assets were not clearly and closely related to the Convertible Notes and met the definition of a derivative. Therefore, we bifurcated the features and accounted for them separately from the Convertible Notes. We estimated the fair value of these bifurcated derivative features as a combined single derivative liability. Additionally, we concluded the contingently issuable warrants to purchase common stock met the definition of a derivative, and accounted for them separately based on their fair value, adjusted for the probability that there would be a voluntary redemption of the Convertible Notes. The estimated fair values of the derivative liability and warrants on the issuance date were deducted from the carrying value of the Convertible Notes and recorded in long-term liabilities. The bifurcated derivative liability and contingently issuable warrants were subsequently adjusted to their fair value during each reporting period with the change in fair value recorded in other income (expense) on the Consolidated Statements of Operations.

We allocated the transaction costs related to the Convertible Notes and bifurcated derivatives using the same proportion as the allocation of proceeds from the Convertible Notes. Transaction costs attributable to Convertible Notes were recorded as a direct deduction from the debt liability in the Consolidated Balance Sheets, along with the original issue discount, and amortized to interest expense over the term of the Convertible Notes. The transaction costs attributable to the bifurcated derivatives were expensed as incurred. The carrying value of the Convertible Notes was accreted to the principal amount along with the 15% exit fee payable at maturity as interest expense using the effective interest method over the term of the Convertible Notes. The effective interest rate on the Convertible Notes was 13.33%.

Upon a voluntary redemption of the Convertible Notes, we were obligated to pay an applicable premium, as further described in the NPA and in the Convertible Notes, and issue warrants to the note holders to purchase a number of shares of common stock equal to the quotient of: (i) two-thirds of the outstanding principal amount, plus any accrued and unpaid interest, on such redemption date, divided by (ii) the Capped Price, provided that if the Convertible Notes were voluntarily redeemed prior to December 19, 2021, the number of shares underlying such warrants would be calculated as of December 19, 2021. On June 21, 2021, we prepaid all of the outstanding Convertible Notes with a carrying amount of $183, including principal and accrued cash and paid in kind interest, net of an unamortized discount, for an aggregate amount equal to $249. In connection with the prepayment, we issued to the registered holders of the Convertible Notes the warrants to purchase 8,113,585 shares of our common stock with an exercise price of $17.51 per share. The fair value of the warrants of $125 was included in the Convertible Notes’ aggregate settlement consideration of $374. Additionally, we derecognized the liability for the bifurcated derivative and contingently issuable warrants of $141 which were remeasured at fair value on the settlement date. During the year ended December 31, 2021, we recognized a loss of $50 on the settlement of the Convertible Notes and a loss of $103 on the change in fair value of the bifurcated derivative liability and contingently issuable warrants which were recorded in other income (expense) in the Consolidated Statements of Operations.

15. Warrants to Purchase Preferred and Common Stock

Warrants to Purchase Preferred Stock

In conjunction with certain debt financing transactions, we issued warrants to purchase shares of preferred stock. These warrants were exercisable upon issuance and were not subject to any vesting or restrictions on timing of exercise.

At December 31, 2020, there were 1,002,035 warrants to purchase Series B and Series C convertible preferred stock outstanding with exercise prices of $0.40 and $1.40 per share, respectively, and contractual term ranging between 8 and 10.5 years. We classified the warrants as liabilities on our Consolidated Balance Sheets as they were free-standing financial instruments that could require us to transfer assets upon exercise. The fair value of warrant liabilities was $11 at December 31, 2020. The initial value of the warrants was recorded as a discount to the related convertible debt and amortized as interest expense. All debt financing arrangements entered into prior to March 2019 have been settled; however, the associated warrants remained outstanding prior to the completion of the IPO on September 24, 2021.

Upon the completion of the IPO, 1,002,035 warrants to purchase shares of Series B and Series C convertible preferred stock were automatically exchanged or became exercisable for the same number of shares of Class B common stock. As a result, the associated preferred stock warrant liability was reclassified into common stock warrant liability following the IPO.

The warrants were measured at fair value at issuance and subsequently remeasured at fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of Other income (expense) in our Consolidated Statements of Operations. We recorded a loss of $38, $8, and $1, respectively, related to the change in the fair value of the preferred stock warrant liability during the years ended December 31, 2021, 2020, and 2019.

Warrants to Purchase Common Stock

In conjunction with the optional prepayment of the Convertible Notes on June 21, 2021, we issued warrants to purchase 8,113,585 shares of our common stock with an exercise price of $17.51 per share (see Note 14, "Debt"). These warrants became exercisable 50 trading days following the completion of the IPO, following which they are not subject to any vesting or restrictions on timing of exercise.

We classify the warrants as liabilities and recognize them at fair value in our Consolidated Balance Sheets because they meet the definition of a derivative. Subsequent changes in the warrants’ respective fair values are recognized in our results of operations in its Consolidated Statements of Operations at each reporting period. We evaluated the warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). The agreement governing the warrants includes a provision the application of which could result in a different exercise price and a settlement value depending on the assumption of the warrants by their holders. The warrants are not considered to be indexed to our own stock because the actions of the warrant holders do not represent an input into the pricing of a fixed-for-fixed option on our shares of common stock which precludes us from classifying the warrants in stockholders’ equity (deficit).

The warrants were initially measured at fair value upon their issuance and are subsequently measured at fair value during each reporting date. Changes in the fair value of the warrants liability are recognized as a component of Other income (expense) in our Consolidated Statements of Operations. Changes in the fair value of the warrants liability will continue to be recognized in our results of operations until the warrants are exercised or expire.

Following the completion of the IPO, 1,002,035 common stock warrants were exercised for the same number of shares of Class B Common stock for immaterial cash consideration. We derecognized the associated common stock warrant liability with a corresponding adjustment to the "Additional paid-in capital" in the Consolidated Balance Sheets. The warrant liability was remeasured at fair value on the exercise dates resulting in a remeasurement loss of $19 recorded within Other income (expense) for the warrants exercised during the year ended December 31, 2021. The remaining warrants were remeasured at December 31, 2021 resulting in a total remeasurement loss of $62 recorded within other income (expense) for the year ended December 31, 2021.

In February 2022, we issued 371,573 shares of Class B common stock as a result of warrants exercise and recognized a remeasurement gain of $6 for the fair value of warrant liability.

16. Convertible Preferred Stock

We previously issued Series A convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”), Series C convertible preferred stock (the “Series C Preferred Stock”), Series D convertible preferred stock (the “Series D Preferred Stock”), Series E convertible preferred stock (the “Series E Preferred Stock”), and Series F convertible preferred stock (the “Series F Preferred Stock”) (collectively, the “Preferred Stock”).

Immediately prior to the completion of the IPO on September 24, 2021, all of the then outstanding 253,832,025 shares of our convertible preferred stock were automatically converted into an aggregate 253,832,025 shares of Class B common stock. The holders of our convertible preferred stock had certain voting, conversion, dividend, and redemption rights, as well as liquidation preferences and conversion privileges, in respect of the convertible preferred stock. All of such rights, preferences, and privileges associated with the convertible preferred stock were terminated at the time of our IPO in conjunction with the conversion of all outstanding shares of convertible preferred stock into shares of Class B common stock.

In March 2019, we entered into a Series E Preferred Stock Purchase Agreement (the “Series E Stock Purchase Agreement”) whereby we issued 45,788,025 shares of Series E Preferred Stock at a purchase price of $5.46 per share for aggregate gross proceeds of $250.

In February 2020, we entered into a Series F Preferred Stock Purchase Agreement (the “Series F Stock Purchase Agreement”). From February 2020 to April 2020, pursuant to the Series F Stock Purchase Agreement, we issued an aggregate of 44,301,220 shares of Series F Preferred Stock at a purchase price of $9.09 per share for aggregate gross proceeds of $403.

In October 2020, we entered into a stock repurchase agreement with an investor, pursuant to which it repurchased 77,270 Series B Preferred Stock shares for $1.

The following table summarizes convertible preferred stock at December 31, 2020 and immediately prior to the conversion into Class B common stock upon completion of the IPO:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	18,072,290	18,072,290	$2	$2	18,072,290
Series B Preferred Stock	76,536,695	75,803,515	29	30	75,803,515
Series C Preferred Stock	38,773,865	36,643,445	51	51	36,643,445
Series D Preferred Stock	33,223,530	33,223,530	115	115	33,223,530
Series E Preferred Stock	45,788,025	45,788,025	250	250	45,788,025
Series F Preferred Stock	44,851,275	44,301,220	402	402	44,301,220
	257,245,680	253,832,025	$849	$850	253,832,025

17. Common Stock

We filed a Restated Certificate with the Secretary of State of the State of Delaware on September 24, 2021. The Restated Certificate amended and restated our then existing amended and restated certificate of incorporation in its entirety and authorized 7,000,000,000 shares of Class A common stock and 700,000,000 shares of Class B common stock each with a $0.000001 par value.

Each share of Class A Common stock entitles the holder to one vote for each share and each share of Class B Common stock entitles the holder to ten votes per share on all matters submitted to a vote of stockholders. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at the option of the holder. Each share of Class B common stock will automatically convert into a share of Class A common stock on the earlier of the date that is seven years from the date of closing of the IPO or the date the holders of at least two-third of our Class B common stock elect to convert the Class B common stock to Class A common stock.

Upon completion of the IPO, each share of common stock issued and outstanding was reclassified as, and became, one share of Class B common stock. As of each Consolidated Balance Sheet date, we had reserved shares of Class A common stock, Class B common stock and common stock for issuance in connection with the following:

	December 31,
	2021	2020
Conversion of shares of preferred stock (as if converted to common stock)	—	253,832,025
Options to purchase Class A common stock, Class B common stock, and common stock	58,917,018	58,035,220
Restricted stock units	15,384,809	—
Warrants to purchase preferred stock (as if converted to warrants to purchase common stock)	—	1,002,035
Warrants to purchase Class B common stock	7,961,455	—
Shares available for future grant under the Stock Plans	53,916,105	33,435,380
Shares reserved for charitable donations	4,922,001	—
Shares available for issuance under 2021 Employee Stock Purchase Plan	11,638,189	—
	152,739,577	346,304,660

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, the philanthropic branch. Toast.org is dedicated to solving critical food issues that impact communities across the United States. During the year ended December 31, 2021, the Board approved reserving 5,468,890 shares of Class A common stock that we may, but are not obligated to, issue over a period of ten years in ten equal installments as a non-binding bona fide gift to a charitable organization to fund its social impact initiatives through Toast.org. During the year ended December 31, 2021 we transferred 546,889 shares of our Class A common stock to an independent donor advised fund as the first installment of its Pledge 1% commitment. We recognized a charitable contribution stock-based expense of $19 for the fair value of the donated shares, which was recorded within "General and administrative" expenses in the Consolidated Statements of Operations during the year ended December 31, 2021.

2021 Employee Stock Purchase Plan

In 2021, our Board adopted and the stockholders approved, the 2021 Employee Stock Purchase Plan ("ESPP") which became effective on September 23, 2021. The ESPP initially reserves and authorizes the issuance of up to a total of 11,638,189 shares of our Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the lesser of: (i) 11,638,189 shares of our Class A common stock, (ii) 1% of the issued and outstanding number of shares of Class A common stock and Class B common stock on the date immediately preceding December 31, or (iii) such lesser number of shares of Class A common stock as determined by the plan administrator of the ESPP. As of December 31, 2021, there were no shares of common stock purchased under the ESPP.

Restricted Stock and Promissory Notes

As of December 31, 2021 and December 31, 2020, 4,133,955 shares of Class B common stock and 1,096,800 shares of common stock, respectively, were issued upon early exercise of stock options. Pursuant to the associated agreements, upon termination of employment, unvested shares held by such individuals are subject to repurchase by us. As of December 31, 2021 and December 31, 2020, cash paid for unvested shares of $6 and $1, respectively, is included in "Other long-term liabilities" in the Consolidated Balance Sheets.

At each Consolidated Balance Sheet date, shares subject to restriction consisted of the following:

Shares
Nonvested as of January 1, 2020	1,877,710
Exercise of stock options	321,400
Repurchases	(185,190)
Vested	(917,120)
Nonvested as of December 31, 2020	1,096,800
Exercise of stock options	412,810
Exercise of stock options in connection with promissory notes repayment	14,267,650
Repurchases	(35,665)
Vested	(11,607,640)
Nonvested as of December 31, 2021	4,133,955

In February 2019, the Board authorized certain senior executives to exercise an aggregate of 15,057,340 of stock options by issuing to us an aggregate of $23 in promissory notes (the “Promissory Notes”) that bore interest at 2.63% per annum and were repayable through proceeds of any sales of the stock (once it is vested) or upon a maturity date of five years from issuance, sixty days following termination of employment or immediately prior to us filing a registration statement under the Securities Act of 1933, as amended. The Promissory Notes were considered non-recourse for accounting purposes. Accordingly, the exercises were not considered substantive and not recorded in the Consolidated Balance Sheets or Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) or Cash Flows. Interest earned on the Promissory Notes was not recognized as income but was incorporated into the exercise price used to determine the fair value of the underlying stock options. The fair value of the underlying stock options was recognized in our Statement of Operations over the requisite service period through a charge to compensation expense and a corresponding credit to Additional Paid in Capital. The then outstanding principal and accrued interest of $23 under the Promissory Notes were repaid in full in May 2021. The total repayment excluded underlying stock options as part of the Promissory Notes which were not vested, forfeited, and cancelled upon employee termination.

We issued 8,045,300 shares for the exercise of vested options upon the Promissory Notes repayment and recognized $14 of the associated cash proceeds in Additional Paid in Capital during the year ended December 31, 2021. Additionally, we recognized a liability of $9 related to unvested shares in "Other long-term liabilities" in the Consolidated Balance Sheets.

18. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Year Ended December 31,
	2021	2020
Deferred revenue, beginning of year	$59	$60
Cumulative adjustment for adoption of ASC 606	—	7
Deferred revenue, beginning of year, as adjusted	$59	$67

Deferred revenue, end of period	$56	$59

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$43	$29

As of December 31, 2021, $405 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue on approximately $389 of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs:

	Year Ended December 31,
	2021	2020
Beginning balance	$29	$—
Adjustment due to adoption of ASC 606	—	19
Capitalization of sales commissions costs	56	25
Amortization of sales commissions costs	(30)	(15)
Ending balance	$55	$29

	Year Ended December 31,
	2021	2020
Deferred costs, current	$30	$17
Deferred costs, non-current	25	12
Total	$55	$29

19. Stock-Based Compensation Expense

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan was adopted by our Board of Directors on August 13, 2021, approved by the stockholders on September 9, 2021 and became effective on September 20, 2021. The 2021 Plan replaced the 2014 Plan, which continues to govern outstanding equity awards granted thereunder as the Board determined not to make additional awards under the 2014 Plan following the pricing of our IPO. The 2021 Plan allows us to make equity-based and cash-based incentive awards to our officers, employees, directors, and consultants. We initially reserved 58,190,945 shares of Class A common stock for the issuance of awards under the 2021 Plan. The number of shares reserved and available for issuance under the 2021 Plan will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of the Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board. As of December 31, 2021, 4,978,619 shares of Class A common stock, stock options, or restricted stock units have been granted and were currently outstanding under the 2021 Plan, and 53,916,105 shares of Class A common stock remain available for issuance to officers, directors, employees, and consultants pursuant to the 2021 Plan.

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) was initially adopted in 2014 and amended and restated in 2020. A total of 167,777,810 shares of our Class B common stock were reserved for issuance under the 2014 Plan. Upon completion of our IPO, the 2014 Plan was replaced by the 2021 Plan as the Board has determined not to make additional awards under the 2014 Plan. Shares of Class B common stock underlying any awards under the 2014 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) and shares of Class B common stock that are withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding will be added to the shares of Class A common stock available for issuance under the 2021 Plan.

As of December 31, 2021 and 2020, 69,324,332 shares of Class A and Class B common stock, stock options or restricted stock units, and 58,035,220 shares of common stock, stock options or restricted stock units have been granted and were outstanding under the 2014 Plan, respectively. As of December 31, 2020, 33,435,380 shares of common stock were available for issuance to officers, directors, employees, and consultants pursuant to the 2014 Stock Plan.

Stock-based compensation expense recognized for December 31, 2021, 2020, and 2019, were as follows:

	Year Ended December 31,
	2021	2020	2019
Costs of revenue	$12	$7	$1
Sales and marketing	24	16	1
Research and development	48	30	3
General and administrative	58	33	29
	$142	$86	$34

Stock-based compensation expense of $1 was capitalized as software development costs for the year ended December 31, 2021. There were no such costs during the years ended December 31, 2020 and 2019.

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

The following table indicates the weighted-average assumptions made in estimating the fair value as of December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.00%	0.49%	2.12%
Expected term (in years)	6.32	6.64	6.26
Expected volatility	65%	63%	60%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of common stock	$17.00	$3.23	$1.85
Weighted-average fair value per share of options issued	$10.12	$1.95	$1.12

The following is a summary of stock option activity under our stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)
Outstanding as of December 31, 2020	58,035,220	$2.08	8.27	$447
Granted(2)	9,869,500	17.00
Exercised(2)	(6,307,785)	1.31
Forfeited	(2,679,917)	4.88
Outstanding as of December 31, 2021	58,917,018	$4.53	7.65	$1,778
Options vested and expected to vest as of December 31, 2020	58,035,220	$2.08	8.27	$447
Options exercisable as of December 31, 2020	57,620,665	$2.08	8.26	$446
Options vested and expected to vest as of December 31, 2021	58,917,018	$4.53	7.65	$1,778
Options exercisable as of December 31, 2021	58,852,018	$4.50	7.65	$1,778
(1) The aggregate intrinsic value was determined as the difference between the estimated fair value of our common stock as of each reporting date prior to the completion of the IPO and the closing price of the Class A common stock on the last trading day of the month of December 2021, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The weighted average grant date fair value per share of options granted was $10.12, $1.95, and $1.12 respectively for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and December 31, 2020, the total number of vested, unexercised options was 25,983,807 and 18,151,770, respectively, with an intrinsic value of $855 and $159, respectively. As of December 31, 2021 and December 31, 2020, the total number of non-vested options was 37,106,955 and 50,758,305, respectively.

The aggregate intrinsic values of options exercised was $162, $38, and $4, respectively, for the years ended December 31, 2021, 2020, and 2019, respectively. Total exercise value of options vested during the years ended December 31, 2021, 2020, and 2019 was $36, $23 and $10, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense related to the options was $98 and is expected to be recognized over the remaining weighted-average service period of 3.84 years.

Restricted Stock Units

We granted restricted stock units, or RSUs, to employees and directors, some of which contain service-based vesting conditions, and some of which contain both service and performance-based vesting conditions, including liquidity event-related, or IPO-related, vesting conditions under the 2014 Plan. Compensation expense related to RSUs is equal to the fair value of the underlying shares on the date of grant. Compensation expense associated with awards that have performance-based vesting conditions is recognized when the performance conditions become probable of being achieved. RSUs that contain both service and performance-based vesting conditions (as defined in the award) become eligible to vest when both the service and performance criteria have been met. Upon consummation of the IPO, we began recognizing stock-based compensation expense for RSUs with the IPO-related vesting condition based on the applicable service period. During the year ended December 31, 2021, we recognized $63 of stock-based compensation expense related to such awards.

We reflect RSUs as issued and outstanding shares of common stock when such units vest. The following table summarizes RSU activity as of December 31, 2021:

	RSU	Weighted Average Grant Date Fair Value

Outstanding balance as of December 31, 2020	158,370	$2.21
Granted	15,681,204	29.80
Vested	(53,570)	2.40
Forfeited	(401,195)	26.06
Outstanding balance as of December 31, 2021	15,384,809	$29.71

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2021 was $29.80. As of December 31, 2021, we issued 53,570 shares of common stock to settle RSUs upon vesting. The fair value of RSUs vested as of December 31, 2021 was $1. No RSUs vested as of December 31, 2020.

As of December 31, 2021, total unrecognized stock-based compensation expense related to the RSUs was $306 and is expected to be recognized over the remaining weighted-average service period of 3.75 years.

Performance Incentive Plan

During the years ended December 31, 2020 and 2019, we granted stock-based awards to certain members of management that vest based on both service and market conditions related to our achievement of certain market capitalization targets. Market capitalization targets related to the awards with market-based vesting conditions were achieved upon the consummation of the IPO, resulting in us expensing the remaining grant date fair value of the awards. We recognized $0, $3, and $0 of stock compensation expense related to the performance awards during the years ended December 31, 2021, 2020, and 2019.

During 2021, 2020, and 2019 secondary investors purchased 975,057, 9,498,100, and 7,586,180 shares of common stock from certain employees, respectively. Stock-based compensation expense related to these transactions, representing amounts paid in excess of then current fair value, totaled $46, $53, and $27 in 2021, 2020, and 2019, respectively, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2020, we facilitated a tender offer of common stock whereby certain third parties purchased an aggregate of 3,281,510 shares of common stock from certain eligible employees and non-employees for an aggregate purchase price of $49. We recognized stock-based compensation expense of $17 in connection with the tender offer, which represented the difference between the purchase price and the fair value of common stock on the date of sale.

During the year ended December 31, 2020 we amended the terms of previously issued employee stock option awards. Specifically, the vesting of certain awards were accelerated, and the post-termination exercise periods of the awards were extended. We accounted for the amendment as a modification of previously issued awards and incurred $3 of incremental stock-based compensation expense in connection with the modifications.

20. Income Taxes

The components of income (loss) before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(493)	$(249)	$(212)
Foreign	3	1	—
Total loss before income taxes	$(490)	$(248)	$(212)

The components of income tax (benefit) expense for the years ended December 31, 2021, 2020, and 2019, were as follows:

	Year Ended December 31,
	2021	2020	2019
Current state	$—	$—	$—
Current foreign	—	—	—
Current tax expense	—	—	—
Deferred federal	(2)	—	(2)
Deferred state	(1)	—	(1)
Deferred tax benefit	(3)	—	(3)
Total income tax (benefit) expense	$(3)	$—	$(3)

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$150	$122
Stock-based compensation expense	19	3
Credit carryforward	24	17
Accrued expenses and reserves	13	8
Charitable contributions	5	—
Deferred revenue	7	8
Deferred rent	—	5
Depreciation	2	—
Interest carryforwards	—	1
Convertible debt derivative	—	6
Inventory reserve	1	2
Lease liability	25	—
Total deferred tax assets	246	172
Valuation allowance	(206)	(154)
Net deferred tax assets	40	18
Deferred tax liabilities:
Amortization	(4)	(2)
Convertible debt	—	(6)
Other	(2)	(2)
Capitalized contract acquisition costs	(14)	(8)
Right-of-use asset	(20)	—
Total deferred tax liabilities	(40)	(18)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our effective tax rate to the United States federal income tax rate were as follows:

	December 31,
	2021	2020	2019
Tax provision at statutory rate	21.0%	21.0%	21.0%
State tax—net of federal	1.2%	5.4%	6.6%
Permanent items - Other	(0.6)%	(0.8)%	(0.4)%
Warrants	(4.2)%	—%	—%
Convertible debt extinguishment	(1.5)%	—%	—%
Research and development credits	1.0%	1.6%	1.8%
Stock-based compensation expense	(0.8)%	(4.0)%	(3.3)%
Derivative liability	(5.6)%	(1.3)%	—%
Other, net	—%	0.3%	0.2%
Change in valuation allowance	(10.0)%	(22.3)%	(24.4)%
Effective Tax Rate	0.5%	(0.1)%	1.5%

Interpretive guidance on the accounting for Global Intangible Low-Taxed Income, or GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have made the accounting policy election to recognize GILTI as a period expense.

During the year ended December 31, 2021, we recorded an income tax benefit of $3, which is primarily attributable to a non-recurring benefit of $3 for the release of a portion of our valuation allowance. The valuation allowance release was due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Toast deferred tax assets as a result of the xtraCHEF acquisition.

Management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are composed principally of net operating loss and tax credit carryforwards. Management has determined that it is more likely than not that we will not recognize the benefits of our deferred tax assets and, as a result, a full valuation allowance has been recorded against our net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $52 and $50 during the years ended December 31, 2021 and 2020, respectively, primarily due to the operating losses incurred during each year.

As of December 31, 2021, we had U.S. federal net operating loss carryforwards of $572 which may be able to offset future income tax liabilities. Of the federal net operating loss carryforward $487 has an indefinite carryforward period, and $85 will expire at various dates through 2037. As of December 31, 2021, we had U.S. state net operating loss carryforwards of $557, of which $479 begin to expire in 2034 and the remaining $78 do not expire. As of December 31, 2021, we had U.S. federal tax credit carryforwards of $16 which expire between 2034 and 2041. As of December 31, 2021 we had U.S. state tax credit carryforwards of $10 which expire between 2031 and 2036.

Ownership changes, as defined in the Internal Revenue Code Section 382, could limit the amount of U.S. net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. The company's ability to utilize its federal and state tax attributes may be limited by ownership changes that have occurred in the past or may occur in the future.

As of December 31, 2021, 2020, and 2019, we had immaterial tax reserves for uncertain tax positions, none of which would impact the effective tax rate if recognized. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, 2020, and 2019, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized.

We file income tax returns in the United States (federal, and various state jurisdictions), as well as Ireland and India. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities until utilized in a future period.

The unremitted earnings of our foreign subsidiaries are immaterial at December 31, 2021.

21. Loss Per Share

The following table sets forth the computation of net loss per share attributable to common stockholders:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(487)	$(248)	$(209)
Redemption of Series B Preferred Stock	—	(1)	—
Net loss attributable to common stockholders	$(487)	$(249)	$(209)
Denominator:
Weighted average shares of common stock outstanding-basic and diluted	289,584,001	199,982,965	194,820,145
Net loss per share attributable to common stockholders-basic and diluted	$(1.68)	$(1.25)	$(1.08)

We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Options to purchase Class B common stock	58,917,018	58,035,220	51,262,585
Unvested restricted stock	4,133,955	1,096,800	1,877,710
Unvested restricted stock units	15,384,809	—	—
Shares issued for exercise of non-recourse notes	—	14,267,650	15,057,340
Convertible preferred stock (as converted to common stock)	—	253,832,025	209,608,075
Warrants to purchase Class B common stock and common stock and preferred stock (as if converted to warrants to purchase common stock)	7,961,455	1,002,035	1,002,035
Total	86,397,237	328,233,730	278,807,745

Potential shares issuable based on the contingent conversion features under the Convertible Notes prior to their repayment were also excluded from the computation of diluted net loss per share because the number of shares issuable was contingent on the enterprise value of the business and number of shares outstanding at the time of conversion and such shares would be antidilutive as of December 31, 2021 and 2020 (see Note 14, "Debt").

22. Segment Information

We have operations in the United States, Ireland, and India. We did not earn material revenue in any country other than the United States during the year ended December 31, 2021 and earned all of our revenue in the United States during the years ended December 31, 2020 and 2019.

The following table sets forth the breakdown of long-lived assets based on geography:

	December 31,
	2021	2020
United States	$119	$44
Ireland	1	—
Total long-lived assets	$120	$44

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to the United States and Ireland are based upon the country in which the asset is located.

23. Commitments and Contingencies

Purchase Commitments

We had non-cancelable purchase obligations to hardware suppliers and cloud service providers of $315 and $63 as of December 31, 2021 and 2020, respectively. These purchase commitments were not recorded as liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020 as we have not yet received the related products and services. As of December 31, 2021, the future minimum payments under our non-cancelable purchase commitments were as follows:

Year ending December 31,	Amount
2022	$304
2023	8
2024	3
Total future minimum payments	$315

Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to reasonable estimate. As of December 31, 2021 and December 31, 2020, we do not expect any claims with a reasonably possible adverse outcome to have a material impact to us, and accordingly, have not accrued for any material claims.

24. Retirement Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by us. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At our discretion, we can match a portion of the participants’ contributions. We made matching contributions of 50% of employee 401(k) contributions up to a maximum of 3% of total earnings, subject to vesting of 50% after 1 year of service and 100% after two years of service. This matching program was temporarily suspended from April 1, 2020 through December 31, 2020 and was reinstated on January 1, 2021.

During the year ended December 31, 2021, 2020, and 2019, we recognized $6, $2 and $4, respectively, of expense for the defined contribution plans. We engage with a third party to undergo an annual audit of the retirement plan per the Employee Retirement Income Security Act of 1974.

TOAST INC.
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2021

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net (2)	Balance at end of period
Valuation and qualifying accounts deducted from assets
Allowance for accounts receivable	$4	$1	$(3)	$2	$4
Negative allowance for acquired loans and merchant cash advances receivable (1)	—	1	(3)	3	1
Inventory obsolescence reserve	5	3	(6)	—	2
Valuation allowance for deferred tax assets	$154	$55	$(3)	$—	$206
(1) The negative allowance for acquired loans and merchant cash advances receivable was added in 2021 as part of our adoption of ASC 326.
(2) These items represent the impact of adopting ASC 326, effective January 1, 2021.

For the Year Ended December 31, 2020

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net	Balance at end of period
Valuation and qualifying accounts deducted from assets
Allowance for accounts receivable	$5	$5	$(6)	$—	$4
Allowances for uncollectible loans and MCAs receivable	—	6	(2)	—	4
Inventory obsolescence reserve	2	5	(2)	—	5
Valuation allowance for deferred tax assets	$104	$50	$—	$—	$154

For the Year Ended December 31, 2019

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net	Balance at end of period
Valuation and qualifying accounts deducted from assets
Allowance for accounts receivable	$2	$12	$(9)	$—	$5
Allowances for uncollectible loans and MCAs receivable	—	1	(1)	—	—
Inventory obsolescence reserve	2	2	(2)	—	2
Valuation allowance for deferred tax assets	$52	$55	$(3)	$—	$104

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended December 31, 2021, our disclosure controls and procedures were not effective.

As disclosed in Item 1A, “Risk Factors”, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the controls related to unusual and infrequent transactions.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts on Previously Identified Material Weaknesses

Remediation generally requires making changes to how controls were designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes was demonstrated with an appropriate amount of consistency. We continued to take steps to remediate these material weaknesses through the development and implementation of systems, processes and controls over the financial close and reporting process. In addition, we continued to enhance our control environment through hiring additional qualified accounting and financial reporting personnel and engaging external consultants with appropriate expertise for more challenging technical accounting issues, which added to the depth of our skilled and managerial resources, and allowed us to scale our accounting processes to match growth and changes in the business and operations. We have also undertaken efforts related to our IT systems and related processes, to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries and facilitate review controls related to our significant classes of transactions.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weaknesses that were previously identified, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant deficiencies may have been identified.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts and Reserves appears immediately following the Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K. All other financial statement schedules are omitted because the information called for is not required or shown either in the Consolidated Financial Statements or notes thereto.

(c) Exhibits
The documents listed in the exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

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

4.2*	Form of warrant certificate of the Registrant
4.3*	Description of Capital Stock
4.4
Fifth Amended and Restated Investors’ Rights Agreement, dated April 27, 2020, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Committee on August 27, 2021).

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

10.7#
Toast, Inc. Senior Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40819) filed with the Securities and Exchange Commission on December 10, 2021).

10.8†
Lease, dated June 12, 2015, by and between Registrant and Landmark Center Park Drive LLC, as amended (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Committee on August 27, 2021).

10.9
Revolving Credit and Guaranty Agreement, dated June 8, 2021, by and among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Committee on August 27, 2021).

10.10†
Bank Card Merchant Agreement, dated September 30, 2013, by and among Vanity, LLC (n/k/a Worldpay, LLC), Fifth Third Bank and the Registrant, as amended (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Committee on August 27, 2021).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.

**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 1, 2022.

TOAST, INC.

By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Comparato and Elena Gomez, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual's substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher P. Comparato	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Christopher P. Comparato

/s/ Elena Gomez	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Elena Gomez

/s/ Michael Matlock	Chief Accounting Officer	March 1, 2022
Michael Matlock

/s/ Paul Bell	Director	March 1, 2022
Paul Bell

/s/ Kent Bennett	Director	March 1, 2022
Kent Bennett

/s/ Susan E. Chapman-Hughes	Director	March 1, 2022
Susan E. Chapman-Hughes

/s/ Stephen Fredette	Co-President, Co-Founder, and Director	March 1, 2022
Stephen Fredette

/s/ Mark Hawkins	Director	March 1, 2022
Mark Hawkins

/s/ Hilarie Koplow-McAdams	Director	March 1, 2022
Hilarie Koplow-McAdams

/s/ Aman Narang	Co-President, Co-Founder, Chief Operating Officer, and Director	March 1, 2022
Aman Narang

/s/ Deval L. Patrick	Director	March 1, 2022
Deval L. Patrick

/s/ David Yuan	Director	March 1, 2022
David Yuan