Form 10-Q
period 2022-03-31
Toast, Inc.
filed 2022-05-13
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 283,334,993 shares of Class A common stock and 228,545,225 shares of Class B common stock as of May 6, 2022.

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
•the impact of the COVID-19 pandemic and other global financial, economic and political events on our business and industry;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$757	$809
Marketable securities	453	457
Accounts receivable, net	56	55
Inventories	44	42
Deferred costs, net	32	30
Prepaid expenses and other current assets	135	92
Total current assets	1,477	1,485
Property and equipment, net	42	41
Operating lease right-of-use assets	79	79
Intangible assets	15	16
Goodwill	74	74
Deferred costs, non-current	30	25
Other non-current assets	17	15
Total non-current assets	257	250
Total assets	$1,734	$1,735
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$29	$40
Operating lease liabilities	18	22
Deferred revenue	42	44
Accrued expenses and other current liabilities	315	246
Total current liabilities	404	352
Warrants to purchase common stock	84	181
Operating lease liabilities, non-current	77	77
Deferred revenue, non-current	8	12
Other long-term liabilities	18	22
Total liabilities	591	644
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 257,866,880 and 167,732,925 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.000001 par value- 700,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 252,558,185 and 339,437,440 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,271	2,194
Accumulated deficit	(1,125)	(1,102)
Accumulated other comprehensive loss	(3)	(1)
Treasury stock, at cost— 225,000 shares outstanding at March 31, 2022 and December 31, 2021	—	—
Total stockholders’ equity	1,143	1,091
Total liabilities and stockholders’ equity	$1,734	$1,735
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription services	$63	$31
Financial technology solutions	438	227
Hardware	29	21
Professional services	5	3
Total revenue	535	282
Costs of revenue:
Subscription services	25	10
Financial technology solutions	347	172
Hardware	52	21
Professional services	21	9
Amortization of acquired technology and customer assets	1	1
Total costs of revenue	446	213
Gross profit	89	69
Operating expenses:
Sales and marketing	71	32
Research and development	62	23
General and administrative	57	19
Total operating expenses	190	74
Loss from operations	(101)	(5)
Other income (expense):
Interest income (expense), net	—	(6)
Change in fair value of warrant liabilities	79	(12)
Change in fair value of derivative liability	—	(76)
Other income (expense), net	(1)	—
Loss before provision for income taxes	(23)	(99)
Provision for income taxes	—	—
Net loss	$(23)	$(99)
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.48)
Diluted	$(0.20)	$(0.48)
Weighted average shares used in computing net loss per share:
Basic	505,378,195	205,352,706
Diluted	507,037,246	205,352,706
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Net loss	$(23)	$(99)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax effect of $0	(2)	—
Total other comprehensive loss	(2)	—
Comprehensive loss	$(25)	$(99)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions, except share amounts)

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$(471)
Cumulative adjustment due to adoption of ASC 842 and ASC 326	—	—	—	—	—	—	—	1	1
Exercise of common stock options	—	—	1,957,980	—			2	—	2
Stock-based compensation	—	—		—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(99)	(99)
Balances at March 31, 2021	253,832,025	$849	221,713,410	$—	225,000	$—	$152	$(714)	$(562)

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
Repurchase of common stock	(30,475)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	371,573	—	—	—	18	—	—	18
Exercise of common stock options	2,750,691	—	—	—	4	—	—	4
Issuance of common stock upon vesting of restricted stock units	125,732	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	53	—	—	53
Vesting of restricted stock	—	—	—	—	1	—	—	1
Issuance of common stock for contingent consideration payment	37,179	—	—	—	1	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(23)	—	(23)
Balances at March 31, 2022	510,425,065	$—	225,000	$—	$2,271	$(1,125)	$(3)	$1,143

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23)	$(99)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	4
Stock-based compensation	53	5
Amortization of deferred costs	10	5
Change in fair value of derivative liability	—	76
Change in fair value of warrant liabilities	(79)	12
Credit loss expense	3	2
Change in fair value of contingent consideration	2	—
Non-cash interest expense on convertible notes	—	6
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	(6)
Merchant cash advances and acquired loans repaid	1	—
Prepaid expenses and other current assets	(15)	(2)
Deferred costs, net	(17)	(8)
Inventories	(2)	1
Operating lease right-of-use assets	(6)	5
Accounts payable	(12)	(3)
Accrued expenses and other current liabilities	39	12
Deferred revenue	(6)	(3)
Operating lease liabilities	4	(5)
Other assets and liabilities	(3)	(7)
Net cash used in operating activities	(47)	(5)
Cash flows from investing activities:
Capitalized software	(1)	(2)
Purchases of property and equipment	(2)	(6)
Purchases of marketable securities	(30)	—
Proceeds from the sale of marketable securities	18	—
Maturities of marketable securities	12	—
Net cash used in investing activities	(3)	(8)
Cash flows from financing activities:
Change in customer funds obligations, net	27	10
Proceeds from exercise of stock options	4	2
Payment of contingent consideration	(2)	—
Net cash provided by financing activities	29	12
Net decrease in cash, cash equivalents, cash held on behalf of customers and restricted cash	(21)	(1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	851	594
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$830	$592
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$757	$570
Cash held on behalf of customers	62	21
Restricted cash	11	1
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$830	$592

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$2	$—
Issuance of Class B common stock upon exercise of common stock warrants	18	—
Issuance of Class B common stock for payment of contingent consideration	1	—
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Amounts in millions, except share and per share amounts)
1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Toast, Inc. (“we,” or “the Company”), is a cloud-based all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of software as a service, or SaaS, products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels.
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

The Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022 or any other future interim periods.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report. There have been no changes to our significant accounting policies described in the 2021 Annual Report that have had a material impact on our consolidated financial statements and related notes.

Risks and Uncertainties

We are subject to a number of risks common to emerging, technology-based companies, including a limited operating history, dependence on key individuals, rapid technological changes, competition from substitute products and larger companies, the ability to successfully develop, market, and outsource manufacturing of our products and services, as well as the impact of the novel coronavirus disease, or COVID-19, on the restaurant industry and other global financial, economic and political events.

Since early 2020, changes in consumers’ behavior and government-imposed restrictions because of the COVID-19 pandemic have impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations. The extent of the impact of the COVID-19 pandemic over the longer term remains uncertain and will depend largely on future developments that cannot be accurately predicted at this time, including the duration and the spread of the pandemic both globally and within the United States, the introduction and severity of new variants of the virus and their resistance to currently approved vaccines, as well as the potential negative impact these and other factors may have on the restaurant industry and our business.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for credit losses, liabilities associated with financial guarantees (contingent liabilities for credit losses and related non-contingent liabilities), negative allowances for expected recoveries on repurchased loans, allowances for uncollectible loans, allowance for excessive and obsolete inventory, reserves for warranties on hardware sold, incremental borrowing rates applied in valuation of lease liabilities, reserves for sales returns, fair values of assets acquired and liabilities assumed through business combinations, useful lives of assets acquired in business combinations, stock-based compensation expense, warrants, as well as amortization periods for deferred contract acquisition costs. Actual results could vary from these estimates.

Recently Adopted Accounting Pronouncements

Leases and Credit Losses

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification, or ASC 842, Leases, or ASC 842, as amended, which superseded the guidance in former ASC 840, Leases. We adopted ASC 842 on January 1, 2021 on a modified retrospective basis.

In June 2016, the FASB issued ASC 326, Financial Instruments-Credit Losses, or ASC 326. We adopted the standard as of January 1, 2021 on a modified retrospective basis and recognized a cumulative-effect adjustment to the opening retained earnings as of that date.

Significant Accounting Policies

Other than the adoption of new accounting pronouncements as described above, there have been no material changes to our significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies” included in the Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 in our 2021 Annual Report.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

2. Fair Value of Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurement at March 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$709	$—	$—	$709
Commercial paper	—	135	—	135
Certificates of deposit	—	21	—	21
Corporate bonds	—	190	—	190
Treasury securities	—	69	—	69
Asset-backed securities	—	38	—	38
	$709	$453	$—	$1,162
Liabilities:
Warrants to purchase common stock	$—	$—	$84	$84
Contingent consideration	—	—	3	3
	$—	$—	$87	$87

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50	$—	$—	$50
Commercial paper	—	134	—	134
Certificates of deposit	—	14	—	14
Corporate bonds	—	193	—	193
Treasury securities	—	67	—	67
Asset-backed securities	—	49	—	49
	$50	$457	$—	$507
Liabilities:
Warrants to purchase common stock	$—	$—	$181	$181
Contingent consideration	—	—	5	5
	$—	$—	$186	$186
During the three months ended March 31, 2022, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.
Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price of our Class A common stock, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield.

The following table indicates the weighted-average assumptions made in estimating the fair value for the three months ended March 31, 2022:

(in millions, except per share amounts)	Three Months Ended March 31, 2022
Risk-free interest rate	2.4%
Contractual term (in years)	5.19
Expected volatility	54.0%
Expected dividend yield	—%
Exercise price per share	$17.15

In February 2022, we issued 371,573 shares of Class B common stock as a result of warrants exercised during the three months ended March 31, 2022, and recognized a related remeasurement gain of $6 within “Other income (expense)”. The remaining outstanding warrants were remeasured at March 31, 2022 resulting in a total remeasurement gain of $73 recorded within “Other income (expense)” during the three months ended March 31, 2022.

For further information on the warrants to purchase common stock, please refer to Note 15, “Warrants to Purchase Preferred and Common Stock”, in our Consolidated Financial Statements included in the 2021 Annual Report.
Contingent Consideration Liability
Fair value of the contingent consideration liability incurred in connection with the acquisition of xtraCHEF, Inc. is estimated based on a Monte Carlo simulation which performs numerous simulations utilizing certain assumptions, such as projected revenue amounts over the related period, risk-free rate, and risk-adjusted discount rate. The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The contingent consideration liability is subject to remeasurement each reporting period until the contingency is resolved and the liability is settled, and changes in the assumptions used could materially impact the estimated fair value of the liability. We recognize the change in fair value of the contingent consideration liability in our results of operations.

During the three months ended March 31, 2022, we paid $2 in cash and issued 37,179 shares of our Class B common stock to settle a portion of the contingent consideration.

The following tables provide a roll-forward of the aggregate fair value of our common stock warrant liability, contingent consideration liability, preferred stock warrant liability, and derivative liability, for which fair value is determined using Level 3 inputs:

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2021	$181	$5
Change in fair value	(79)	2
Settlement	(18)	(4)
Balance as of March 31, 2022	$84	$3

	Preferred Stock Warrant Liability (1)	Derivative Liability (1)
Balance as of December 31, 2020	$11	$37
Change in fair value and other adjustments	12	76
Balance as of March 31, 2021	$23	$113

(1) Preferred stock warrant liability and derivative liability were settled during the year ended December 31, 2021. For further information, please refer to Note 4, “Fair Value of Financial Instruments” and Note 15, “Warrants to Purchase Preferred and Common Stock”, in our Consolidated Financial Statements included in the 2021 Annual Report.

3. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities, excluding accrued interest receivable, consisted of the following:

	March 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$135	$—	$135
Certificates of deposit	21	—	21
Corporate bonds	192	(2)	190
Treasury securities	70	(1)	69
Asset-backed securities	38	—	38
Total	$456	$(3)	$453

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$134	$—	$134
Certificates of deposit	14	—	14
Corporate bonds	194	(1)	193
Treasury securities	67	—	67
Asset-backed securities	49	—	49
Total	$458	$(1)	$457

The fair values of marketable securities by contractual maturities at March 31, 2022 :

March 31, 2022
Due within 1 year	$346
Due after 1 year through 5 years	107
Total marketable securities	$453

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. Unrealized losses were not significant for the securities held in our portfolio as of March 31, 2022 or December 31, 2021. There were no impairment losses or expected credit losses related to our marketable securities during the three months ended March 31, 2022.

4. Loan Servicing Activities and Acquired Loans Receivable, Net
We service loans originated by our bank partner and assume liability for loan defaults on a limited basis based on a specified percentage of the total loans originated, which are measured on a quarterly basis. If the merchant’s payments are delayed for a defined period of time, the loan is considered delinquent and we are required to purchase the loan from our bank partner. The loan purchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated. This obligation represents a financial guarantee with a contingent aspect related to our contingent obligation to purchase defaulted loans, and a non-contingent aspect related to our obligation to perform under the guarantee. We recognize a liability for both these elements which is included in “Accrued expenses and other current liabilities” in the unaudited Consolidated Balance Sheets. The contingent liability for expected credit losses related to our guarantee was $3 and $2, respectively, as of March 31, 2022 and December 31, 2021. Changes in the contingent liability were not significant for the three months ended March 31, 2022 and 2021.

We repurchase delinquent loans and establish a negative allowance for expected recoveries when we have an expectation of collecting cash flows on the repurchased loans at the portfolio level. As of March 31, 2022 and December 31, 2021, we had a negative allowance for acquired loans and merchant cash advances receivable of $2 and $1, respectively, which are included within “Prepaid expenses and other current assets.” Changes in the negative allowance were not significant for the three months ended March 31, 2022 and 2021.

5. Lessee Arrangements

During the three months ended March 31, 2022, we entered into operating leases for office space resulting in right-of use assets of $11, and related current and long-term operating lease liabilities of $11 in the accompanying unaudited Consolidated Balance Sheets. The right-of-use assets and lease liabilities are amortized over the 5-year lease terms of each lease.

The components of lease expense were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$4	$6
Variable lease expense	1	—
Total	$5	$6

The following table summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operating cash flows for operating leases	$(7)	$(6)
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/ (decreases) of lease liabilities due to lease terminations	3	—
Total	$(4)	$(6)

In March 2022, we entered into a lease agreement for approximately 44 thousand square feet of office space located in Omaha, Nebraska. The lease term of approximately ten years is expected to commence in July 2022. Future lease payments are approximately $9 over the lease term.
6. Other Balance Sheet Information
Cash held on behalf of customers represents an asset that is restricted for the purpose of satisfying obligations to remit funds to various tax authorities to satisfy customers’ payroll, tax, and other obligations. Cash held on behalf of customers is included within “Prepaid expenses and other current assets”, and the corresponding customer funds obligation is included within “Accrued expenses and other current liabilities” in the unaudited Consolidated Balance Sheets.

Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash collateralized letters of credit to cover potential customer defaults on third-party financing arrangements and cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital (See Note 4). Restricted cash is included in within “Other non-current assets” in the unaudited Consolidated Balance Sheets.
Cash, cash equivalents, cash held on behalf of customers, and restricted cash consisted of the following:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$757	$809
Cash held on behalf of customers	62	34
Restricted cash	11	8
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$830	$851

Accounts receivable, net consisted of the following:

	March 31, 2022	December 31, 2021
Accounts receivable	$27	$20
Unbilled receivables	33	39
Less: Allowance for credit losses	(4)	(4)
Accounts receivable, net	$56	$55
Our allowance for credit losses was comprised of the following:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$(4)	$(4)
Impact of adopting ASU 2016-13	—	(2)
Additions	(1)	—
Write offs	1	—
Ending balance	$(4)	$(6)

Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Finished goods	$44	$41
Components of finished goods	—	1
Capitalized overhead	3	2
Reserve for excess and obsolete inventory	(3)	(2)
	$44	$42

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Cash held on behalf of customers	$62	$34
Prepaid software subscriptions	11	11
Prepaid expenses	5	8
Loan servicing receivable	8	5
Prepaid insurance	4	6
Deposits for inventory purchases	32	21
Other current assets	13	7
	$135	$92

Accrued expenses and current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued transaction-based costs	$140	$120
Accrued payroll and bonus	19	24
Customer funds obligation	62	34
Accrued expenses	53	21
Accrued commissions	9	19
Other liabilities	32	28
	$315	$246

7. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Three Months Ended March 31,
	2022	2021
Deferred revenue, beginning of year	56	58
Deferred revenue, end of period	50	55

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$24	$11
As of March 31, 2022, approximately $397 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $379 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following table summarizes the activity in deferred contract acquisition costs:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$55	$29
Capitalization of sales commissions costs	17	8
Amortization of sales commissions costs	(10)	(5)
Ending balance	$62	$32

	Three Months Ended March 31,
	2022	2021
Deferred costs, current	$32	$18
Deferred costs, non-current	30	14
Total	$62	$32
8. Stock-Based Compensation

Stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
	2022	2021
Costs of revenue	$8	$1
Sales and marketing	13	1
Research and development	16	2
General and administrative	16	1
Stock based compensation	$53	$5

Prior to consummation of our initial public offering, or IPO, no stock-based compensation expense was recognized for certain RSUs with an IPO-related vesting condition. Subsequent to the consummation of our IPO, we began recognizing stock-based compensation expense related to these awards which amounted to $26 during the three months ended March 31, 2022.

Stock Options

The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the three months ended March 31, 2022 and 2021:

(in millions, except per share amounts)	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.16%	0.99%
Expected term (in years)	6.06	6.31
Expected volatility	51.41%	65.00%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$17.76	$15.26
Weighted-average grant date fair value	$9.02	$9.11
The following is a summary of stock option activity under our stock option plans for the three months ended March 31, 2022:

(in millions, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2021	58,917,018	$4.53	7.65	$1,778
Granted	4,257,768	17.76
Exercised	2,750,691	1.50
Forfeited	771,776	14.51
Outstanding, vested, and expected to vest as of March 31, 2022	59,652,319	$5.49	7.60	$972
Options exercisable as of March 31, 2022	55,332,801	$4.51	7.42	$955
(1)The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of March 2022, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.
The aggregate intrinsic values of options exercised during the three months ended March 31, 2022 and 2021 was $56 and $23, respectively. The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $26 and $7, respectively.

As of March 31, 2022, total unrecognized stock-based compensation expense related to the option awards was $117 and is expected to be recognized over the remaining weighted-average service period of 3.69 years.
Restricted Stock Units

The following table summarizes RSU activity during the three months ended March 31, 2022 :

	RSU	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	15,384,809	$29.71
Granted	9,034,290	19.88
Vested	125,732	18.12
Forfeited	421,325	31.35
Unvested balance as of March 31, 2022	23,872,042	$26.02
The fair value of RSUs vested during the three months ended March 31, 2022 was $3. No RSUs vested during the three months ended March 31, 2021.
As of March 31, 2022, total unrecognized stock-based compensation expense related to the RSUs was $408 and is expected to be recognized over the remaining weighted-average service period of 3.71 years.

Restricted Stock

As of March 31, 2022 and December 31, 2021, 3,286,605 and 4,133,955 shares of Class A and B common stock, respectively, were outstanding from early exercise of stock options. Pursuant to the associated agreements, upon termination of employment, unvested shares held by such individuals were subject to repurchase by us. As of March 31, 2022 and December 31, 2021, cash paid for unvested shares of $5 and $6, respectively, is included in “Other long-term liabilities” in the accompanying unaudited Consolidated Balance Sheets. During the three months ended March 31, 2022, 816,875 shares vested that were previously issued upon early exercise of stock options. As of each Consolidated Balance Sheet date, we had reserved shares of Class A common stock and Class B common stock for issuance in connection with the following:

	March 31, 2022	December 31, 2021
Options to purchase Class A common stock and Class B common stock	59,652,319	58,917,018
Restricted stock units	23,872,042	15,384,809
Warrants to purchase Class B common stock	6,902,633	7,961,455
Shares available for future grant under the Stock Plans	67,175,666	53,916,105
Shares reserved for charitable donations	4,922,001	4,922,001
Shares available for issuance under 2021 Employee Stock Purchase Plan	16,709,893	11,638,189
	179,234,554	152,739,577
9. Income Taxes
Our effective income tax rate was (1.3)% and (0.1)% for the three months ended March 31, 2022 and 2021. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. deferred tax assets.
10. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is determined by dividing net loss by the weighted average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, and warrants to purchase common stock (as applicable), during periods we generate net income, or when income is recognized related to changes in fair value of warrant liabilities. During the three months ended March 31, 2022, we recorded a gain on fair value remeasurement of warrant liabilities which was added back to the numerator to adjust net loss for the dilutive impact of the warrants. We adjusted the denominator for the incremental dilutive shares using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except share and per share data) attributable to common stockholders for the three months ended March 31, 2022 and 2021:

(in millions, except share and per share amounts)	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss, basic	$(23)	$(99)
Gain on change in fair value of warrant liabilities	79	—
Net loss, diluted	$(102)	$(99)
Denominator:
Weighted average shares of common stock outstanding—basic	505,378,195	205,352,706
Effect of dilutive securities:
Warrants to purchase Class B common stock	1,659,051	—
Weighted average shares of common stock outstanding—diluted	507,037,246	205,352,706
Net loss per share, basic	$(0.05)	$(0.48)
Net loss per share, diluted	$(0.20)	$(0.48)
We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Options to purchase Class A common stock, Class B common stock and common stock	59,652,319	62,899,560
Unvested restricted stock	3,286,605	1,103,750
Unvested restricted stock units	23,872,042	2,910,005
Shares issued for exercise of non-recourse notes	—	14,267,650
Convertible preferred stock (as converted to common stock)	—	253,832,025
Warrants to purchase Class B common stock and common stock and preferred stock (as if converted to warrants to purchase common stock)	—	1,002,035
	86,810,966	336,015,025

11. Segment Information
We have operations in the United States, Ireland and India. We did not earn material revenue in any country other than the United States during the three months ended March 31, 2022 and 2021.

The following table sets forth the breakdown of long-lived assets based on geography:

	March 31, 2022	December 31, 2021
United States	$111	$119
Ireland	10	1
	$121	$120

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to the United States and Ireland are based upon the country in which the asset is located.
12. Commitments and Contingencies
Purchase Commitments
We had non-cancelable purchase obligations to hardware suppliers and cloud service providers of $285 and $315, respectively, as of March 31, 2022 and December 31, 2021. Most of our purchase obligations are payable within the next 12 months.
Legal Proceedings
From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to a reasonable estimate. We do not expect any claims with a reasonably possible adverse outcome to have a material impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited consolidated financial statements, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview
Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of March 31, 2022, approximately 62,000 restaurant locations, processing approximately $66 billion of gross payment volume in the trailing 12 months on the Toast platform, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.
By enabling these capabilities through a single, integrated platform, Toast improves experiences for stakeholders across the restaurant ecosystem:
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

•Suppliers. Our supplier management and accounting products give restaurants the tools to optimize their back-office operations. Managing supplier networks and procurement, and having high visibility into costs, are critical to efficiently operating a restaurant. Our products enable customers to automate manual billing processes, manage inventory, and improve profitability with real-time cost insights on menu items. The seamless integration across our end-to-end platform gives our customers the rich data and reporting capabilities to efficiently operate and manage their restaurants.
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
Impact of COVID-19
Since early 2020, changes in consumers’ behavior and government-imposed restrictions because of the COVID-19 pandemic have impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing recommendations. Though the exact long-term circumstances are difficult to predict, we believe that the COVID-19 pandemic will result in a lasting shift in consumer demand towards omnichannel consumption and increased guest demand for digital solutions such as Order & Pay. Depending on the extent to which the prevalence of takeout and delivery orders persists, our financial results may be impacted in a number of ways.

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
Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(dollars in billions)	2022	2021	% Growth
Gross Payment Volume (GPV)(1)	$17.8	$9.0	98%

	As of March 31,
(dollars in millions)	2022	2021	% Growth
Annualized Recurring Run-Rate (ARR)	$637	$384	66%
Gross Payment Volume (GPV)(1)
Gross Payment Volume represents the sum of total dollars processed through the Toast payments platform across all restaurant locations in a given period. GPV is a key measure of the scale of our platform, which in turn drives our financial performance. As our customers generate more sales and therefore more GPV, we generally see higher financial technology solutions revenue.
_________________

(1) Please note that numbers may not tie due to rounding to the nearest hundred million.

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

ARR is determined by taking the sum of (i) twelve times the subscription component of MRR and (ii) four times the trailing-three-month cumulative payments component of MRR. We believe this approach provides an indication of our scale, while also controlling for short-term fluctuations in payments volume. Our ARR may decline or fluctuate as a result of a number of factors, including customers’ satisfaction with our platform, pricing, competitive offerings, economic conditions, or overall changes in our customers’ and their guests’ spending levels. ARR is an operational measure, does not reflect our revenue or gross profit determined in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and should be viewed independently of, and not combined with or substituted for, our revenue, gross profit, and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results.

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
We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our field-based sales team, increase demand generation, and enhance our brand awareness. We expect sales and marketing expenses as a percentage of revenue will vary from period-to-period over the short term and decrease over the long term.
Research and development. Research and development expenses consist primarily of employee-related costs associated with improvements to our platform and the development of new product offerings, as well as allocated overhead and expenses associated with the use of third-party software directly related to development of our products and services.
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and related products and services. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities and innovate over the long term.

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
We expect that general and administrative expenses will increase on an absolute dollar basis as we add personnel and enhance our systems, processes, and controls to support the growth of our business as well as our increased compliance and reporting requirements as a public company. We expect general and administrative expenses as a percentage of revenue will vary from period-to-period over the short term and decrease over the long term.
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

Other income (expense), net. Represents foreign currency transaction gains and losses, gains or losses realized from sales of our marketable securities, refundable research and development tax credits, and other items.
Income Tax Benefit (Expense)
Income tax benefit (expense). Consists of U.S. federal and state income tax as well as international taxes in Ireland and India. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between GAAP and local tax laws.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Revenue:
Subscription services	$63	$31
Financial technology solutions	438	227
Hardware	29	21
Professional services	5	3
Total revenue	535	282
Costs of revenue:
Subscription services	25	10
Financial technology solutions	347	172
Hardware	52	21
Professional services	21	9
Amortization of acquired technology and customer assets	1	1
Total costs of revenue(1)	446	213
Gross profit	89	69
Operating expenses:
Sales and marketing(1)	71	32
Research and development(1)	62	23
General and administrative(1)	57	19
Total operating expenses	190	74
Loss from operations	(101)	(5)
Other income (expense):
Interest income (expense), net	—	(6)
Change in fair value of warrant liability	79	(12)
Change in fair value of derivative liability	—	(76)
Other income (expense), net	(1)	—
Loss before provision for income taxes	(23)	(99)
Provision for income taxes	—	—
Net loss	$(23)	$(99)
_________________
(1)Includes stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021 as follows:
Stock-Based Compensation Expense

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Costs of revenue	$8	$1
Sales and marketing	13	1
Research and development	16	2
General and administrative	16	1
Total stock-based compensation expense	$53	$5

Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Subscription services	$63	$31	$32	103%
Financial technology solutions	438	227	211	93%
Hardware	29	21	8	38%
Professional services	5	3	2	67%
Total revenue	$535	$282	$253	90%
The increase in subscription services revenue during the three months ended March 31, 2022 was attributed to growth in live restaurant locations on the Toast platform and the continued increase in products adopted by both new and existing customers.
The increase in financial technology solutions revenue during the three months ended March 31, 2022 was attributable to the increase in live restaurant locations on the Toast platform and the increase in GPV per restaurant processing location.
The increase in hardware revenue during the three months ended March 31, 2022 was largely driven by the growth in locations and upsells to existing locations.
The increase in professional services revenue during the three months ended March 31, 2022 was attributable to the increase in the number of restaurant locations going live, partially offset by a shift toward self-guided installations, which are more favorably priced for customers.
Costs of Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Subscription services	$25	$10	$15	150%
Financial technology solutions	347	172	175	102%
Hardware	52	21	31	148%
Professional services	21	9	12	133%
Amortization of acquired technology and customer assets	1	1	—	—%
Total costs of revenue	$446	$213	$233	109%
The increase in subscription services costs during the three months ended March 31, 2022 was primarily attributable to an increase in employee-related and overhead costs of $11 million.
The increase in financial technology solutions costs during the three months ended March 31, 2022 was due to an increase in GPV.
The increase in hardware costs during the three months ended March 31, 2022 was attributable to higher shipment volume as a result of growth in locations, as well as higher freight and product costs, and employee-related and overhead costs.
The increase in professional services costs during the three months ended March 31, 2022 was primarily due to an increase in employee-related and overhead costs to support our growth, including stock-based compensation expense.
We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new locations.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Sales and marketing	$71	$32	$39	122%
The increase in sales and marketing expenses during the three months ended March 31, 2022 was attributable to a $30 million increase in employee-related and overhead costs because of increased headcount, of which $12 million was stock-based compensation expense, as well as higher advertising expenses.
Research and Development

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Research and development	$62	$23	$39	170%
The increase in research and development expenses during the three months ended March 31, 2022 was attributable to a $34 million increase in employee-related and overhead costs because of increased headcount, of which $14 million was stock-based compensation expense.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
General and administrative	$57	$19	$38	200%
The increase in general and administrative expenses during the three months ended March 31, 2022 was primarily attributable to a $26 million increase in employee-related and overhead costs because of increased headcount, of which $15 million was stock-based compensation expense.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Interest income (expense), net	$—	$(6)	$6	(100)%
The decrease in interest income (expense), net during the three months ended March 31, 2022 was due to the payoff of outstanding convertible notes in June 2021.
Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Change in fair value of warrant liability	$79	$(12)	$91	(758)%

Change in fair value of warrant liability resulted in income of $79 million for the three months ended March 31, 2022, as compared to an expense of $12 million for the three months ended March 31, 2021. The change was primarily attributable to a lower value of the common stock underlying outstanding warrants at the end of the period compared to the beginning of the period, as well as the issuance of additional common stock warrants in June 2021. As of March 31, 2022, fair value of the liability related to warrants issued to purchase our Class A common stock was $84 million. The actual change in fair value of warrant liability in subsequent periods will depend in part on the future trading price of our Class A common stock, as well as other relevant valuation inputs, including volatility of our Class A common stock, relevant risk-free interest rates, and time to expiration of the warrants.

Change in Fair Value of Derivative Liability

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Change in fair value of derivative liability	$—	$(76)	$76	(100)%

The decrease in expense associated with the change in fair value of derivative liability was due to the repayment of our convertible notes in June 2021 and the extinguishment of the corresponding liability.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in millions)	2022	2021	Amount	%
Other income (expense), net	$(1)	$—	$(1)	100%
Other income (expense), net, remained materially consistent during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures described below to supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP and to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.
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

	Three Months Ended March 31,
(in millions)	2022	2021
Adjusted EBITDA	$(45)	$4

	Three Months Ended March 31,
(in millions)	2022	2021
Free Cash Flow	$(50)	$(13)
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, interest expense, other income (expense) net, acquisition expenses, fair value adjustments on warrant and derivative liabilities, expenses related to early termination of leases, loss on debt extinguishment, charitable contribution stock-based expense, and income taxes, as applicable. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Net loss	$(23)	$(99)
Stock-based compensation expense and related payroll tax	53	5
Depreciation and amortization	6	4
Interest (income) expense, net	—	6
Change in fair value of warrant liability	(79)	12
Change in fair value of derivative liability	—	76
Termination of leases	(2)	—
Adjusted EBITDA	$(45)	$4
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

The following table presents a reconciliation of free cash flow to the net cash provided by (used in) operating activities for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash used in operating activities	$(47)	$(5)
Purchases of property and equipment	(2)	(6)
Capitalized software	(1)	(2)
Free cash flow	$(50)	$(13)
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of March 31, 2022, we had cash and cash equivalents of $757 million, excluding cash held on behalf of customers and restricted cash of $73 million, marketable securities of $453 million, and $330 million available under our 2021 Facility (as defined herein). Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and asset-backed securities.
We believe that our existing cash and cash equivalents, along with our available borrowing capacity under our 2021 Facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors”.

In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash used in operating activities	$(47)	$(5)
Net cash used in investing activities	(3)	(8)
Net cash provided by financing activities	29	12
Net decrease in cash, cash equivalents and restricted cash	$(21)	$(1)
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $47 million. This resulted from our net loss of $23 million, adjustments for non-cash charges of $5 million, and a net use of cash from a change in operating assets and liabilities of $19 million. The non-cash charges were primarily related to changes in fair value of the warrant liability of $79 million, offset by stock-based compensation expense of $53 million, amortization of deferred costs of $10 million and depreciation and amortization of $6 million. The net use of cash from a change in operating assets and liabilities was primarily related to increases in deferred costs of $17 million, increases in prepaid expenses and other current assets of $15 million, decreases in accounts payable of $12 million, increases in operating right-of-use assets of $6 million and decreases in deferred revenue of $6 million. These changes were partially offset by increases in accrued expenses and other current liabilities of $39 million.
For the three months ended March 31, 2021, net cash used in operating activities was $5 million. This consisted of a net loss of $99 million and a net use of cash from a change in operating assets and liabilities of $16 million, partially offset by adjustments for non-cash charges of $110 million. The non-cash charges were related to changes in fair values of derivative and warrant liabilities of $88 million, non-cash interest on convertibles notes of $6 million, stock-based compensation expense of $5 million, and amortization of deferred costs of $5 million. The use of cash from a change in operating assets and liabilities primarily related to increases in deferred costs of $8 million, a net decrease from changes in other assets and liabilities of $7 million, increases in accounts receivable of $6 million, and decreases in operating lease liabilities of $5 million. These changes were partially offset by increases in accrued expenses and other current liabilities of $12 million and decreases in right-of-use assets of $5 million.
Investing Activities
For the three months ended March 31, 2022, cash used in investing activities was $3 million, which consisted of purchases of marketable securities of $30 million, purchases of property and equipment of $2 million, and cash outflows for capitalized software of $1 million. These cash outflows were partially offset by proceeds from sales and maturities of marketable securities of $30 million.
For the three months ended March 31, 2021, cash used in investing activities was $8 million, which consisted of purchases of property and equipment of $6 million and cash outflows for capitalized software of $2 million.
Financing Activities
For the three months ended March 31, 2022, cash provided by financing activities was $29 million, which consisted of the change in customer funds obligations of $27 million and proceeds from the exercise of stock options of $4 million, partially offset by the payment of contingent consideration of $2 million.

For the three months ended March 31, 2021, cash provided by financing activities was $12 million, which consisted of the change in customer funds obligations of $10 million and proceeds from the exercise of stock options of $2 million.
Credit Facilities
On June 8, 2021, we entered into a senior secured credit facility, or the 2021 Facility, which includes a revolving line of credit equal to $330 million. Interest on outstanding loans under the revolving line of credit is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. Subsequent to December 31, 2022, interest on outstanding loans will be accrued based on the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of March 31, 2022 and December 31, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 million available for borrowings. As of March 31, 2022 and December 31, 2021, there were $11 million and $13 million of letters of credit outstanding, respectively.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of March 31, 2022, our contractual obligations consisted of: (i) operating lease commitments of $120 million, of which $18 million is due in 2022 and $102 million is due thereafter, and (ii) purchase commitments of $285 million, a majority of which are due in 2022. Please refer to Note 5, “Lessee Arrangements” and Note 12, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion on our lease and purchase commitments.
Please refer to Note 4, “Loan Servicing Activities” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of credit exposure related to our financial guarantees as of March 31, 2022.
Critical Accounting Policies and Estimates
The preparation of our unaudited consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments are related to revenue recognition, allowances for credit losses and uncollectible loans, business combinations, and other acquired intangible assets, stock-based compensation expense, and common stock and derivative liabilities valuation. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to those included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements

Refer to the sections titled “Recently Issued Accounting Pronouncements” in Note 1 in the Notes to our unaudited Consolidated Financial Statements included in Item 1, “Consolidated Financial Statements” for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates, as well as credit risk on accounts receivable and our loan servicing activities. Our exposure to market and credit risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2022, our disclosure controls and procedures were not effective.

As disclosed in Item 1A, “Risk Factors”, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the controls related to unusual and infrequent transactions. Notwithstanding the identified material weaknesses, our management believes the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Remediation Plan for Material Weakness

Remediation generally requires making changes to how controls are designed and implemented, and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We continue to take steps to remediate these material weaknesses through the development and implementation of systems, processes, and controls over the financial close and reporting process. In addition, we continue to enhance our control environment through hiring additional qualified accounting and financial reporting personnel, and engaging external consultants with appropriate expertise for more challenging technical accounting issues, which will add to the depth of our skilled and managerial resources, and allow us to scale our accounting processes to match growth and changes in the business and operations. We have also undertaken efforts related to our IT systems and related processes, to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries, and facilitate review controls related to our significant classes of transactions.

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any litigation or claims that, if determined adversely to us, would have a material adverse effect on our business operating results, financial condition, or cash flows. We are, from time to time, party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of the defense and settlement costs, diversion of management resources, and other factors.

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
•We rely on third-party payment processors to facilitate payments made by guests and payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors , our business, financial condition, and results of operations could be adversely affected.
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
•Our business is subject to a variety of U.S. and international laws and regulations, many of which are unsettled and still developing, and our or our customers’ failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.
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
•We previously identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

Further, if customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer. This risk is particularly pronounced with restaurants, as each year a meaningful percentage of restaurants go out of business, and this risk has become particularly acute as a result of the ongoing COVID-19 pandemic.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended March 31, 2022 and 2021, our revenue was $535 million and $282 million, respectively, representing a 90% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

Due to the uncertainty of the COVID-19 pandemic, including the highly transmissible Delta and Omicron variants thereof and any additional waves of infection, we will continue to assess the situation, including abiding by any government-imposed restrictions, market-by-market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that the disruptions resulting from the pandemic continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the pandemic, the effectiveness and wide-spread availability of vaccines, the speed and extent to which normal economic and operating conditions will resume, and overall changes in consumer behavior. We also cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, the impact of further shelter-in-place or other government restrictions that are implemented in response to such outbreaks, or the impact on our customers’ ability to remain in business, each of which could continue to have an adverse impact on our business.

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

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, including those caused by the COVID-19 pandemic and rising inflation. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

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

Although we currently do not derive significant revenue from customers located outside the United States, the long-term potential of our business will depend in part on our ability to expand our business into international markets. We have recently made an initial investment to establishing our international presence. However, we have limited experience with international customers and in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States. We will face a wide variety of new business, sales and marketing, operational and regulatory challenges in markets outside the United States, including the presence of more established competitors, our lack of experience in those markets, and a wide variety of new legal and regulatory requirements to which we would become subject. Expanding our business internationally requires significant additional investment in our platform, operations, infrastructure, compliance efforts, and sales and marketing organization, and any such investments may not be successful or generate an adequate return on our investment.

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

We, our customers, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our customers, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information and sensitive and personal information of our customers and their guests and employees, including contact information and payment information, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform (or any platform of our third-party vendors) could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information; however, we have experienced security incidents in the past, and we may face additional security incidents in the future. Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

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

If any security breach involving our systems or the systems of third parties that store or process our data or significant denial-of-service attacks or other cyber-attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems. In addition, we could be exposed to a risk of loss, litigation, or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities or those of customers and their guests, attempting to fraudulently induce our employees, customers, their guests, or others into disclosing usernames, passwords, payment card information, or other sensitive or personal information, which may in turn be used to access our IT systems or fraudulently transfer funds to bad actors.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $23 million and $99 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $(1,125) million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Following the completion of our initial public offering, or IPO, the stock-based compensation expense related to our RSUs and other outstanding equity awards has resulted in an increase in our expenses for the three months ended March 31, 2022 and will result in increases in our expenses in future periods.

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

A deterioration in general economic conditions (including distress in financial markets, rising inflation and turmoil in specific economies around the world) may adversely affect our financial performance by causing a reduction in locations through restaurant closures or a reduction in gross payment volume. A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits. Adverse economic factors may accelerate the timing, or increase the impact of, risks to our financial performance. These factors could include:

•declining economies and the pace of economic recovery which can change consumer spending behaviors;

•low levels of consumer and business confidence typically associated with inflationary or recessionary environments;

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

Under the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of March 31, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after March 31, 2022.

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

Many of the key components used to manufacture our products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as the ongoing COVID-19 pandemic), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems, and other IT equipment that use these chips, has resulted in an ongoing severe global shortage of chips. As a result, our ability to source semiconductor chips used in our hardware products has been adversely affected. This shortage may result in increased component delivery lead times, delays in the production of our hardware products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our hardware products to support our existing customers and to support our growth through sales to new customers may be adversely affected.

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

We rely on third-party payment processors to facilitate payments made by guests and payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors , our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to facilitate payments made by guests and payments made to customers on our platform. While we may continue to seek payment processing relationships with additional payment processors from time to time, we expect to continue to rely on a limited number of payment processors for the foreseeable future. We have in the past experienced interrupted operations with respect to payments processed through a third-party payment partner, which in some cases resulted in the temporary inability of our customers to collect payments from their guests through our platform. In the event that any of our current or future third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations. It would be difficult to replace third-party processors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

Further, our contracts with third-party payment processors require, and additional contracts may in the future require, us to bear risk for compliance with the operating rules, or the Payment Network Rules, of Visa, Mastercard, and other payment networks, or collectively, the Payment Networks, with whom we are registered as a payment facilitator or certified service provider, and applicable law, and the risk of fraud. In the event any of our current or future third-party payment processors are subjected to losses, including any fines for reversals, chargebacks, or fraud assessed by the Payment Networks, that are caused by us or our customers due to failure to comply with the Payment Network Rules or applicable law, our third-party payment processor may impose penalties on us, increase our transaction fees, or restrict our ability to process transactions through the Payment Networks, and we may lose our ability to process payments through one or more Payment Networks. Thus, in the event of a significant loss by a third-party payment processor, we may be required to expend a large amount of cash promptly upon notification of the occurrence of such an event. A contractual dispute with our processing partner could adversely affect our business, financial condition, or results of operations.

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

Risks Related to Government Regulation and Other Compliance Requirements

Our business is subject to a variety of U.S. and international laws and regulations, many of which are unsettled and still developing, and our or our customers’ failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.

The restaurant technology industry and the offering of financial products therein is relatively nascent and rapidly evolving. We are or may become subject to a variety of laws and regulations. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, online credit card payments and other electronic payments, money transmission and money services, payment and payroll processing, lending and loan brokering, loan servicing, debt collection, financial services, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, wages, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of existing and new laws, and whether they are applicable to us, is often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

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

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities designed to protect our customers and guests of our customers when using our financial technology solutions. In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, and the Dodd Frank Act. We must also comply with laws related to lending, loan brokering, loan servicing, debt collection, money laundering, money transfers, and advertising, as well as privacy and information security laws, including the California Consumer Privacy Act of 2018, or the CCPA. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

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

Our subsidiary, Toast Processing Services LLC, or TPS, holds or is in the process of obtaining money transmitter licenses or similar authorizations in multiple states where they may be required in order for us to offer our payroll processing products. Each of the issuers of licenses has the authority to supervise and examine our activities. Licensing determinations are matters of regulatory interpretation and could change over time. For example, certain states may have a more expansive view than others of what activities qualify as lending, loan brokering, loan servicing, debt collection, money transmission, or payroll processing and require a license. Government authorities could disagree with our licensing position or our reliance on certain exemptions from licensing requirements or determine that Toast, TPS, or another Toast subsidiary or affiliate should have applied for licenses sooner, and they could require us to obtain such licenses, fine us for unlicensed activity, require us to enter into a consent agreement, or subject us to other investigations and enforcement actions. They could also require us to cease conducting certain aspects of our business until we are properly licensed or deny us a license. An adverse licensing determination or the revocation of a license in one jurisdiction could adversely affect our licensing status in other jurisdictions. There can be no assurance that we will be able to obtain any such licenses, and, even if we are able to do so, we could be required to make products and services changes in order to obtain and maintain such licenses, which could have a material and adverse effect on our business. As we obtain such licenses, we are and will become subject to many additional requirements and limitations, including those with respect to the custody of customer funds; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership, or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents. The cost of obtaining and maintaining licenses can be material.

Our relationship with our bank partner that makes loans to our customers may subject us to regulation as a service provider.

The working capital loans that we market to our customers are made by our bank partner. We are a service provider of this bank, providing marketing and loan administration services. Our contract with our bank partner requires us to comply with state and federal lending and servicing-related laws and regulations. In the future, we may enter into similar partner arrangements with other state or federally chartered financial institutions that may require us to comply with the laws to which such third parties are subject. As a service provider to financial institutions, such as banks, we are or may become subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, the FDIC, the Consumer Financial Protection Bureau, or CFPB, and various other federal and state regulatory authorities. We also may be subject to similar review by state agencies that regulate our partner financial institutions.

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

As we expand our presence internationally, we may become subject to the laws, regulations, licensing schemes, industry standards, and payment card networks rules applicable in such jurisdictions, which may require us to invest additional resources to adopt appropriate compliance policies and measures. If we are unable to timely comply with the rules or laws of new jurisdictions in which we conduct business, our business or reputation may be adversely affected.

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

As we seek to build a trusted and secure platform for and to expand our network of customers and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. Domestically, this includes federal as well as state-specific legislation, including but not limited to the CCPA. As we expand internationally, we expect international privacy laws pertaining to the processing and security of personal information become more relevant to our business, including but not limited to the European Union’s General Data Protection Regulation. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

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

Additionally, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting customer and guest expectations, or contractual obligations, both in the U.S. and internationally. We post on our website our privacy statement and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the CCPA, CPRA and similar laws in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy statements or notices, changing customer and guest expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

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

We are constantly developing new products and services to make it easier for our customers to operate their businesses. These new products and services may include features that are subject to additional state or federal laws or regulations or the authority of the CFPB. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, created the CFPB to assume responsibility for implementing and enforcing most federal consumer financial protection laws and a prohibition on unfair, deceptive, and abusive acts and practices. Under the Dodd-Frank Act, the CFPB can take action against companies that have violated the Dodd-Frank Act, the federal consumer financial protection laws, or CFPB regulations. Due to products and services that are subject to the CFPB’s authority, we may face increased scrutiny or examination that could result in regulatory or enforcement actions that adversely affect the operation of our business by increasing our costs or otherwise limiting our ability to provide such products and services.

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

•general economic conditions and slow or negative growth of our markets; and

•other events or factors, including those resulting from hostilities or wars (such as the ongoing conflict between Russia and Ukraine), incidents of terrorism, natural disasters, public health concerns or epidemics (such as the ongoing COVID-19 pandemic), or responses to these events.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, we had 252,558,185 shares of Class B common stock outstanding, representing approximately 90% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 70% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

Beginning in 2022, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which has and will continue to require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we become an accelerated or large accelerated filer. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

We have incurred and expect to incur additional costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

We previously identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 4, 2022, we issued 37,179 shares of our Class B common stock to various persons and entities as consideration for our contingent consideration liability associated with the acquisition of XtraCHEF, as further described in Note 2, “Fair Value of Financial Instruments” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder or automatically upon the occurrence of other events set forth in our amended and restated certificate of incorporation. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.
Use of Proceeds From the IPO

On September 21, 2021, our Registration Statement on Form S-1 (File No. 333-259104) was declared effective by the Securities and Exchange Commission, or the SEC, for our initial public offering, or IPO. There has been no material change in the use of proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our Class A common stock purchased by us during the periods indicated:

(Shares in ones)	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2022	19,605	$4.54	—	—
February 1 through February 28, 2022	10,870	1.62	—	—
March 1 through March 31, 2022	—	—	—	—
Total	30,475	$3.50	—	—

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

TOAST, INC.
(Registrant)

May 13, 2022	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

May 13, 2022	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

May 13, 2022	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer