Form 10-Q
period 2022-06-30
Toast, Inc.
filed 2022-08-12
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 323,800,079 shares of Class A common stock and 192,783,936 shares of Class B common stock as of August 5, 2022.

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
•the impact of the COVID-19 pandemic, rising inflation, and other global financial, economic and political events on our business and the restaurant industry;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$697	$809
Marketable securities	482	457
Accounts receivable, net	68	55
Inventories	62	42
Deferred costs, net	36	30
Prepaid expenses and other current assets	141	92
Total current assets	1,486	1,485
Property and equipment, net	45	41
Operating lease right-of-use assets	74	79
Intangible assets	13	16
Goodwill	74	74
Deferred costs, non-current	34	25
Other non-current assets	24	15
Total non-current assets	264	250
Total assets	$1,750	$1,735
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$37	$40
Operating lease liabilities	14	22
Deferred revenue	43	44
Accrued expenses and other current liabilities	363	246
Total current liabilities	457	352
Warrants to purchase common stock	40	181
Operating lease liabilities, non-current	78	77
Deferred revenue, non-current	9	12
Other long-term liabilities	16	22
Total liabilities	600	644
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 305,457,431 and 167,732,925 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.000001 par value- 700,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 207,949,380 and 339,437,440 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,334	2,194
Accumulated deficit	(1,179)	(1,102)
Accumulated other comprehensive loss	(5)	(1)
Treasury stock, at cost— 225,000 shares at June 30, 2022 and December 31, 2021	—	—
Total stockholders’ equity	1,150	1,091
Total liabilities and stockholders’ equity	$1,750	$1,735
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription services	$76	$38	$139	$69
Financial technology solutions	562	354	1,000	581
Hardware	30	29	59	50
Professional services	7	5	12	7
Total revenue	675	426	1,210	707
Costs of revenue:
Subscription services	27	13	51	23
Financial technology solutions	448	280	796	452
Hardware	61	31	113	51
Professional services	25	12	46	21
Amortization of acquired technology and customer assets	1	1	2	2
Total costs of revenue	562	337	1,008	549
Gross profit	113	89	202	158
Operating expenses:
Sales and marketing	77	41	148	74
Research and development	67	50	129	73
General and administrative	68	49	125	68
Total operating expenses	212	140	402	215
Loss from operations	(99)	(51)	(200)	(57)
Other income (expense):
Interest income (expense), net	1	(6)	1	(12)
Change in fair value of warrant liabilities	44	(5)	123	(16)
Change in fair value of derivative liability	—	(27)	—	(103)
Loss on debt extinguishment	—	(50)	—	(50)
Other income (expense), net	—	—	(1)	—
Loss before benefit from income taxes	(54)	(139)	(77)	(238)
Benefit from income taxes	—	4	—	4
Net loss	$(54)	$(135)	$(77)	$(234)
Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.64)	$(0.15)	$(1.13)
Diluted	$(0.11)	$(0.64)	$(0.39)	$(1.13)
Weighted average shares used in computing net loss per share:
Basic	509,532,418	211,799,234	507,420,257	207,091,280
Diluted	509,532,418	211,799,234	508,176,495	207,091,280
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(54)	$(135)	$(77)	$(234)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax effect of $0	(1)	—	(3)	—
Currency translation adjustments	(1)	—	(1)	—
Total other comprehensive loss	(2)	—	(4)	—
Comprehensive loss	$(56)	$(135)	$(81)	$(234)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions, except share amounts)

Six Months Ended June 30, 2022

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
Repurchase of common stock	(33,475)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	371,573	—	—	—	18	—	—	18
Issuance of common stock upon exercise of common stock options	4,410,300	—	—	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	1,450,869	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	112	—	—	112
Vesting of restricted stock	—	—	—	—	2	—	—	2
Issuance of common stock for contingent consideration payment	37,179	—	—	—	1	—	—	1
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(77)	—	(77)
Balances at June 30, 2022	513,406,811	$—	225,000	$—	$2,334	$(1,179)	$(5)	$1,150

Six Months Ended June 30, 2021

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$(471)
Cumulative adjustment due to adoption of ASC 842 and ASC 326	—	—	—	—	—	—	—	1	1
Repurchase of common stock	—	—	(4,000)	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	—	—	3,387,905	—	—	—	3	—	3
Issuance of common stock upon exercise of common stock options in connection with promissory notes repayment	—	—	—	—	—	—	14	—	14
Issuance of common stock upon vesting of restricted stock units	—	—	52,790	—	—	—	—	—	—
Stock-based compensation expense (1)	—	—	—	—	—	—	59	—	59
Issuance of common stock in connection with business combination	—	—	569,400	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(234)	(234)
Balances at June 30, 2021	253,832,025	$849	223,761,525	$—	225,000	$—	$236	$(849)	$(613)

Three Months Ended June 30, 2022

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2022	510,425,065	$—	225,000	$—	$2,271	$(1,125)	$(3)	$1,143
Repurchase of common stock	(3,000)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	1,659,609	—	—	—	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	1,325,137	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	59	—	—	59
Vesting of restricted stock	—	—	—	—	1	—	—	1
Issuance of common stock for payment of acquisition contingent consideration	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(54)	—	(54)
Balances at June 30, 2022	513,406,811	$—	225,000	$—	$2,334	$(1,179)	$(5)	$1,150

Three Months Ended June 30, 2021

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2021	253,832,025	$849	221,713,410	$—	225,000	$—	$152	$(714)	$(562)
Repurchase of common stock	—	—	(4,000)	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	—	—	1,429,925	—	—	—	1	—	1
Issuance of common stock upon exercise of common stock options in connection with promissory notes repayment	—	—	—	—	—	—	14	—	14
Issuance of common stock upon vesting of restricted stock units	—	—	52,790	—	—	—	—	—	—
Stock-based compensation expense (1)	—	—	—	—	—	—	54	—	54
Issuance of common stock in connection with business combination	—	—	569,400	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(135)	(135)
Balances at June 30, 2021	253,832,025	$849	223,761,525	$—	225,000	$—	$236	$(849)	$(613)

(1) During the three and six months ended June 30, 2021, stock-based compensation expense recorded within additional paid-in capital did not include $2 of expense recognized as a result of the acquisition of xtraCHEF due to accelerated vesting of acquiree option awards on the acquisition date (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(77)	$(234)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12	9
Stock-based compensation expense	110	59
Amortization of deferred costs	20	11
Change in fair value of derivative liability	—	103
Change in fair value of warrant liabilities	(123)	16
Credit loss expense	7	1
Change in deferred income taxes	—	(4)
Change in fair value of contingent consideration	2	—
Loss on debt extinguishment	—	50
Non-cash interest expense on convertible notes	—	12
Other non-cash items	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15)	(15)
Merchant cash advances and acquired loans repaid	2	1
Prepaid expenses and other current assets	(13)	(18)
Deferred costs, net	(35)	(18)
Inventories	(20)	(15)
Operating lease right-of-use assets	(1)	9
Accounts payable	(4)	—
Accrued expenses and other current liabilities	76	98
Deferred revenue	(4)	4
Operating lease liabilities	1	(10)
Other assets and liabilities	(7)	(8)
Net cash (used in) provided by operating activities	(68)	51
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(26)
Capitalized software	(5)	(4)
Purchases of property and equipment	(7)	(8)
Purchases of marketable securities	(140)	—
Proceeds from the sale of marketable securities	32	—
Maturities of marketable securities	78	—
Net cash used in investing activities	(42)	(38)
Cash flows from financing activities:
Extinguishment of convertible notes	—	(245)
Change in customer funds obligations, net	37	16
Proceeds from exercise of stock options	7	17
Payment of contingent consideration	(2)	—
Proceeds from issuance of restricted stock	—	10
Net cash provided by (used in) financing activities	42	(202)
Net decrease in cash, cash equivalents, cash held on behalf of customers and restricted cash	(68)	(189)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	851	594
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$783	$405
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$697	$376
Cash held on behalf of customers	72	27
Restricted cash	14	2
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$783	$405

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1	$1
Stock-based compensation included in capitalized software	2	—

Issuance of Class B common stock upon exercise of common stock warrants	18	—
Issuance of Class B common stock for payment of contingent consideration	1	—
Common stock issued for acquisition	—	15
Issuance of common stock warrants upon debt extinguishment	—	125
Deferred payments included in purchase price	—	5
Contingent consideration included in purchase price	—	2
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

Risks and Uncertainties

We are subject to a number of risks common to emerging, technology-based companies, including a limited operating history, dependence on key individuals, rapid technological changes, competition from substitute products and larger companies, the ability to successfully develop, market, and outsource manufacturing of our products and services, as well as the impact of the novel coronavirus disease, or COVID-19, on the restaurant industry. Other global events, such as current or future military conflicts, political unrest, rising inflation and interest rates, and global supply chain issues, may also impact consumer behavior, the restaurant industry and our business.

Since early 2020, changes in consumers’ behavior and government-imposed restrictions because of the COVID-19 pandemic have impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing measures. The extent of the impact of the COVID-19 pandemic over the longer term remains uncertain and will depend largely on future developments that cannot be accurately predicted at this time, including the duration and the spread of the pandemic both globally and within the United States, the introduction and severity of new variants of the virus and their resistance to currently approved vaccines, as well as the potential negative impact these and other factors may have on the restaurant industry and our business.

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

Recently Adopted Accounting Pronouncements

There have been no material changes to recently adopted accounting standards disclosed in Note 2, “Recently Adopted Accounting Pronouncements” included in the Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 in our 2021 Annual Report.

Significant Accounting Policies

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

2. Fair Value of Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurement at June 30, 2022 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$554	$—	$—	$554
Commercial paper	—	158	—	158
Certificates of deposit	—	26	—	26
Corporate bonds	—	209	—	209
Treasury securities	—	59	—	59
Asset-backed securities	—	30	—	30
	$554	$482	$—	$1,036
Liabilities:
Warrants to purchase common stock	$—	$—	$40	$40
Contingent consideration	—	—	3	3
	$—	$—	$43	$43

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50	$—	$—	$50
Commercial paper	—	134	—	134
Certificates of deposit	—	14	—	14
Corporate bonds	—	193	—	193
Treasury securities	—	67	—	67
Asset-backed securities	—	49	—	49
	$50	$457	$—	$507
Liabilities:
Warrants to purchase common stock	$—	$—	$181	$181
Contingent consideration	—	—	5	5
	$—	$—	$186	$186
During the six months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.
Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price of our Class A common stock, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield.

The following table indicates the weighted-average assumptions made in estimating the fair value as of June 30, 2022 and 2021:

	June 30,
(in millions, except per share amounts)	2022	2021
Risk-free interest rate	3.0%	1.1%
Contractual term (in years)	4.94	5.94
Expected volatility	57.6%	50.2%
Expected dividend yield	—%	—%
Exercise price per share	$17.16	$17.16
During the six months ended June 30, 2022, we issued 371,573 shares of Class B common stock as a result of warrants exercised and recognized a related remeasurement gain of $6 within “Other income (expense)”. The remaining outstanding warrants were remeasured at fair value resulting in total remeasurement gains of $44 and $117, respectively, recorded within “Other income (expense)” during the three and six months ended June 30, 2022.

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

During the six months ended June 30, 2022, we paid $2 in cash and issued 37,179 shares of our Class B common stock to settle a portion of the contingent consideration.

The following tables provide a roll-forward of the aggregate fair value of our common stock warrant liability, contingent consideration liability, preferred stock warrant liability, and derivative liability, for which fair value is determined using Level 3 inputs:

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2021	$181	$5
Change in fair value	(123)	2
Settlement	(18)	(4)
Balance as of June 30, 2022	$40	$3

	Preferred Stock Warrant Liability (1)	Common Stock Warrant Liability	Derivative Liability (1)	Contingent Consideration Liability
Balance as of December 31, 2020	$11	$—	$37	$—
Fair value at issuance	—	125	—	—
Fair value on the acquisition date	—	—	—	2
Change in fair value and other adjustments	17	—	103	—
Settlement	—	—	(140)	—
Balance as of June 30, 2021	$28	$125	$—	$2

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

3. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities, excluding accrued interest receivable, consisted of the following:

	June 30, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$159	$(1)	$158
Certificates of deposit	26	—	26
Corporate bonds	211	(2)	209
Treasury securities	60	(1)	59
Asset-backed securities	30	—	30
Total	$486	$(4)	$482

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$134	$—	$134
Certificates of deposit	14	—	14
Corporate bonds	194	(1)	193
Treasury securities	67	—	67
Asset-backed securities	49	—	49
Total	$458	$(1)	$457

The fair values of marketable securities by contractual maturities at June 30, 2022 :

June 30, 2022
Due within 1 year	$438
Due after 1 year through 5 years	44
Total marketable securities	$482

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. Unrealized losses were not material for the securities held in our portfolio as of June 30, 2022 or December 31, 2021. There were no impairment losses or expected credit losses related to our marketable securities during the three and six months ended June 30, 2022.

4. Loan Servicing Activities and Acquired Loans Receivable, Net
We service loans originated by our bank partner and assume liability for loan defaults on a limited basis based on a specified percentage of the total loans originated, which are measured on a quarterly basis. If the merchant’s payments are delayed for a defined period of time, the loan is considered delinquent and we are required to purchase the loan from our bank partner. The loan purchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated. This obligation represents a financial guarantee with a contingent aspect related to our contingent obligation to purchase defaulted loans, and a non-contingent aspect related to our obligation to perform under the guarantee. We recognize a liability for both these elements which is included in “Accrued expenses and other current liabilities” in the unaudited Consolidated Balance Sheets. The contingent liability for expected credit losses related to our guarantee was $5 and $2, respectively, as of June 30, 2022 and December 31, 2021. Changes in the contingent liability were not significant for the three and six months ended June 30, 2022 and 2021.

We repurchase delinquent loans and establish a negative allowance for expected recoveries when we have an expectation of collecting cash flows on the repurchased loans at the portfolio level. As of June 30, 2022 and December 31, 2021, we had a negative allowance for acquired loans and merchant cash advances receivable of $2 and $1, respectively, which are included within “Prepaid expenses and other current assets.” Changes in the negative allowance were not significant for the three and six months ended June 30, 2022 and 2021.

5. Lessee Arrangements

During the six months ended June 30, 2022, we entered into various operating leases for office space resulting in right-of use assets of $11, and related current and long-term operating lease liabilities of $11 in the accompanying unaudited Consolidated Balance Sheets. The right-of-use assets and lease liabilities are amortized over the 5-year lease terms of each lease. Additionally, during the six months ended June 30, 2022, we entered into a lease agreement for approximately 44 thousand square feet of office space located in Omaha, Nebraska. The lease term of approximately ten years is expected to commence during the three months ended September 30, 2022. Future lease payments are approximately $9 over the lease term.

The components of lease expense were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$7	$6	$11	$12
Variable lease expense	1	1	2	1
Total	$8	$7	$13	$13

The following table summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Operating cash flows for operating leases	$(13)	$(13)
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/ (decreases) of lease liabilities due to lease terminations	3	—
Total	$(10)	$(13)
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
Cash, cash equivalents, cash held on behalf of customers, and restricted cash consisted of the following:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$697	$809
Cash held on behalf of customers	72	34
Restricted cash	14	8
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$783	$851

Accounts receivable, net consisted of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$32	$20
Unbilled receivables	41	39
Less: Allowance for credit losses	(5)	(4)
Accounts receivable, net	$68	$55
Our allowance for credit losses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$(4)	$(6)	$(4)	$(4)
Impact of adopting ASU 2016-13	—	—	—	(2)
Additions	(2)	1	(3)	1
Write offs	1	—	2	—
Ending balance	$(5)	$(5)	$(5)	$(5)

As of June 30, 2022 and December 31, 2021, substantially all inventory balances of $62 and $42, respectively, consisted of finished goods.

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Cash held on behalf of customers	$72	$34
Prepaid expenses	15	25
Deposits for inventory purchases	26	21
Other current assets	28	12
	$141	$92

Accrued expenses and current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued transaction-based costs	$157	$120
Accrued payroll and bonus	37	24
Customer funds obligation	72	34
Accrued expenses	46	21
Accrued commissions	12	19
Other liabilities	39	28
	$363	$246

During the three months ended June 30, 2022, we finalized the purchase price allocation and fair values of assets acquired and liabilities assumed related to the acquisition of xtraCHEF, Inc. There were no purchase price adjustments recorded since the acquisition date. Please refer to Note 3, "Business Combinations" to the Company’s Consolidated Financial Statements, included in the 2021 Annual Report on Form 10-K for further information on the transaction.

7. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Six Months Ended June 30,
	2022	2021
Deferred revenue, beginning of year	$56	$58
Deferred revenue, end of period	52	62

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$35	$33
As of June 30, 2022, approximately $449 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $431 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs and the classification of deferred costs:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$55	$29
Capitalization of sales commissions costs	35	18
Amortization of sales commissions costs	(20)	(11)
Ending balance	$70	$36

	June 30,
	2022	2021
Deferred costs, current	$36	$21
Deferred costs, non-current	34	15
Total	$70	$36
8. Stock-Based Compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs of revenue	$8	$1	$16	$1
Sales and marketing	13	2	25	3
Research and development	18	25	34	27
General and administrative	19	28	35	30
Stock based compensation	$58	$56	$110	$61

Stock-based compensation expense of $1 and $2, respectively, was capitalized as software development costs during the three and six months ended June 30, 2022. There were no such costs capitalized during the three and six months ended June 30, 2021.

Prior to consummation of our initial public offering, or IPO, no stock-based compensation expense was recognized for certain restricted stock units, or RSUs, with an IPO-related vesting condition. Subsequent to the consummation of our IPO, we began recognizing stock-based compensation expense related to these awards which amounted to $21 and $47, respectively, during the three and six months ended June 30, 2022.
Stock Options

The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the six months ended June 30, 2022 and 2021:

(in millions, except per share amounts)	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.16%	1.01%
Expected term (in years)	6.06	6.32
Expected volatility	51.41%	65.00%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$17.76	$16.07
Weighted-average grant date fair value	$9.02	$9.60
The following is a summary of stock option activity under our stock option plans for the six months ended June 30, 2022:

(in millions, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2021	58,917,018	$4.53	7.65	$1,778
Granted	4,257,768	17.76
Exercised	(4,410,300)	1.66
Forfeited	(2,076,988)	10.69
Outstanding, vested, and expected to vest as of June 30, 2022	56,687,498	$5.52	7.29	$474
Options exercisable as of June 30, 2022	52,741,405	$4.54	7.11	$474
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of June 2022, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

There were no options granted during the three months ended June 30, 2022. The weighted average grant date fair value per share of options granted was $12.55 during the three months ended June 30, 2021. The aggregate intrinsic values of options exercised was $25 and $81, respectively, during the three and six months ended June 30, 2022 and $28 and $52, respectively, during the three and six months ended June 30, 2021. The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $48 and $14, respectively.

As of June 30, 2022, total unrecognized stock-based compensation expense related to the option awards was $104 and is expected to be recognized over the remaining weighted-average service period of 3.46 years.

Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2022:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	15,384,809	$29.71
Granted	13,315,671	18.59
Vested	(1,456,968)	17.68
Forfeited	(1,045,173)	28.53
Unvested balance as of June 30, 2022	26,198,339	$24.77

The weighted average grant-date fair value of RSUs granted during the three months ended June 30, 2022 and 2021 was $15.88 and $20.94, respectively. The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2021 was $17.85. The fair value of RSUs vested during the six months ended June 30, 2022 and 2021 was $29 and $1, respectively. The fair value of RSUs vested during the three months ended June 30, 2022 and 2021 was $26 and $1, respectively.
As of June 30, 2022, total unrecognized stock-based compensation expense related to the RSUs was $412 and is expected to be recognized over the remaining weighted-average service period of 3.55 years.

Restricted Stock

As of June 30, 2022 and December 31, 2021, 2,624,790 and 4,133,955 shares of Class A and B common stock, respectively, were outstanding from early exercise of stock options. Pursuant to the associated agreements, upon termination of employment, unvested shares held by such individuals are subject to repurchase by us. As of June 30, 2022 and December 31, 2021, cash paid for unvested shares of $4 and $6, respectively, is included in “Other long-term liabilities” in the accompanying unaudited Consolidated Balance Sheets. During the six months ended June 30, 2022, 1,502,995 shares vested that were previously issued upon early exercise of stock options. As of each Consolidated Balance Sheet date, we had reserved shares of Class A common stock and Class B common stock for issuance in connection with the following:

	June 30, 2022	December 31, 2021
Options to purchase Class A common stock and Class B common stock	56,687,498	58,917,018
Restricted stock units	26,198,339	15,384,809
Warrants to purchase Class B common stock	6,902,633	7,961,455
Shares available for future grant under the Stock Plans	64,823,345	53,916,105
Shares reserved for charitable donations	4,922,001	4,922,001
Shares available for issuance under 2021 Employee Stock Purchase Plan	16,709,893	11,638,189
	176,243,709	152,739,577

9. Income Taxes
Our effective income tax rate was (0.5)% and 4.3% for the three months ended June 30, 2022 and 2021, respectively, and was (0.7)% and 2.1% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. deferred tax assets, along with the release of a portion of the valuation allowance as a result of the xtraCHEF acquisition as discussed further below.

There was no income tax benefit recorded for the three and six months ended June 30, 2022. We recorded an income tax benefit of $4 for the three and six months ended June 30, 2021. The benefit from income taxes for the six months ended June 30, 2021 was primarily due to a non-recurring benefit of $4 for the release of a portion of the Company’s valuation allowance due to taxable temporary differences resulting from the xtraCHEF acquisition being available as a source of income to realize certain pre-existing Toast, Inc. deferred tax assets.
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

During the three months ended June 30, 2022, the exercise price for the warrants to purchase common stock exceeded the average trading price of our Class A common stock for the period, and therefore the warrants were anti-dilutive and excluded from the computation of diluted net loss per share.

During the six months ended June 30, 2022, we recorded a gain on fair value remeasurement of warrant liabilities which was added back to the numerator to adjust net loss for the dilutive impact of the warrants. We adjusted the denominator for the incremental dilutive shares using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except share and per share data) attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss, basic	$(54)	$(135)	$(77)	$(234)
Gain on change in fair value of warrant liabilities	—	—	123	—
Net loss, diluted	$(54)	$(135)	$(200)	$(234)
Denominator:
Weighted average shares of common stock outstanding—basic	509,532,418	211,799,234	507,420,257	207,091,280
Effect of dilutive securities:
Warrants to purchase Class B common stock	—	—	756,238	—
Weighted average shares of common stock outstanding—diluted	509,532,418	211,799,234	508,176,495	207,091,280
Net loss per share, basic	$(0.11)	$(0.64)	$(0.15)	$(1.13)
Net loss per share, diluted	$(0.11)	$(0.64)	$(0.39)	$(1.13)

We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase Class A common stock, Class B common stock and common stock	56,687,498	61,925,005	56,687,498	61,925,005
Unvested restricted stock	2,624,790	7,148,735	2,624,790	7,148,735
Unvested restricted stock units	26,198,339	5,085,865	26,198,339	5,085,865
Convertible preferred stock (as converted to common stock)	—	253,832,025	—	253,832,025
Warrants to purchase Class B common stock and common stock and preferred stock (as if converted to warrants to purchase common stock)	6,902,633	9,115,620	—	9,115,620
	92,413,260	337,107,250	85,510,627	337,107,250
11. Segment Information
We have significant operations in the United States, Ireland and India. We did not earn material revenue in any country other than the United States during the three and six months ended June 30, 2022 and 2021.

The following table sets forth the breakdown of long-lived assets based on geography:

	June 30, 2022	December 31, 2021
United States	$109	$119
Ireland	9	1
Other	1	—
	$119	$120

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to specific countries are based upon the country in which the asset is located.
12. Commitments and Contingencies
Purchase Commitments
We had non-cancelable purchase obligations to hardware suppliers and cloud service providers of $250 and $315, respectively, as of June 30, 2022 and December 31, 2021. Most of our purchase obligations are payable within the next 12 months.
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

13. Subsequent Events
Acquisition
On July 6, 2022, we acquired 100% of the outstanding capital stock of Sling Inc., or Sling, an employee scheduling, communication and management solution. We made a total cash payment (net of cash acquired) of $42. Our initial accounting for the acquisition and the related purchase price allocation is in process.
In addition to the cash payment noted above, in conjunction with the acquisition we issued 1,338,228 shares of Class A common stock to certain members of Sling management as restricted stock at a fair market value of approximately $13.91 per share for a total of $19. The shares vest over a 1 to 3 year service period, and are subject to forfeiture upon termination of service during such vesting periods.

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

Overview
Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of June 30, 2022, approximately 68,000 restaurant locations, processing approximately $75 billion of gross payment volume in the trailing 12 months on the Toast platform, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.
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

Recent Development in Macroeconomic Environment
Since early 2020, changes in consumers’ behavior and government-imposed restrictions because of the COVID-19 pandemic have impacted restaurants in various ways, including limiting service to takeout orders for a period of time or reducing capacity to accommodate social distancing measures. Though the exact long-term circumstances are difficult to predict, we believe that the COVID-19 pandemic will result in a lasting shift in consumer demand towards omnichannel consumption and increased guest demand for digital solutions such as Order & Pay. Depending on the extent to which the prevalence of takeout and delivery orders persists, our financial results may be impacted in a number of ways.
In addition to the ongoing COVID-19 pandemic, changes in macroeconomic conditions, including inflation and its potential impact on consumer spending, as well as continued global supply chain issues, have impacted and may continue to impact our business. While our business results remain positive, it is difficult to predict the potential impact these factors may have on our future business results because of the associated uncertainty they have produced or will produce among consumers and the restaurant industry.
Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2022	2021	% Growth	2022	2021	% Growth
Gross Payment Volume (GPV)(1)	$23.3	$14.4	62%	$41.1	$23.4	76%

	As of June 30,
(dollars in millions)	2022	2021	% Growth
Annualized Recurring Run-Rate (ARR)	$787	$494	59%
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
Other Income (Expense)
Our other income and expenses consist of the following:

Interest income (expense), net. Consists of interest earned from cash held in money market accounts, interest earned on our marketable securities, and interest incurred on our convertible notes, which were issued in June 2020 and repaid in June 2021.
Change in fair value of warrant liability. Represents the change in the fair value of our warrant liability related to warrants issued to purchase shares of our convertible preferred stock and our common stock. The warrant liability is remeasured at fair value at each reporting date which could have a significant effect on other income (expense) and our results of operations during each period. The fair value is based on the trading price of our Class A common stock and other relevant valuation inputs, including volatility of our Class A common stock, strike price, relevant risk-free interest rates, and time to expiration of the warrants, and may fluctuate in subsequent periods.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Revenue:
Subscription services	$76	$38	$139	$69
Financial technology solutions	562	354	1,000	581
Hardware	30	29	59	50
Professional services	7	5	12	7
Total revenue	675	426	1,210	707
Costs of revenue:
Subscription services	27	13	51	23
Financial technology solutions	448	280	796	452
Hardware	61	31	113	51
Professional services	25	12	46	21
Amortization of acquired technology and customer assets	1	1	2	2
Total costs of revenue(1)	562	337	1,008	549
Gross profit	113	89	202	158
Operating expenses:
Sales and marketing(1)	77	41	148	74
Research and development(1)	67	50	129	73
General and administrative(1)	68	49	125	68
Total operating expenses	212	140	402	215
Loss from operations	(99)	(51)	(200)	(57)
Other income (expense):
Interest income (expense), net	1	(6)	1	(12)
Change in fair value of warrant liability	44	(5)	123	(16)
Change in fair value of derivative liability	—	(27)	—	(103)
Loss on debt extinguishment	—	(50)	—	(50)
Other income (expense), net	—	—	(1)	—
Loss before benefit from income taxes	(54)	(139)	(77)	(238)
Benefit from income taxes	—	4	—	4
Net loss	$(54)	$(135)	$(77)	$(234)
_________________
(1)Includes stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021 as follows:
Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Costs of revenue	$8	$1	$16	$1
Sales and marketing	13	2	25	3
Research and development	18	25	34	27
General and administrative	19	28	35	30
Total stock-based compensation expense	$58	$56	$110	$61

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Subscription services	$76	$38	$38	100%	$139	$69	$70	101%
Financial technology solutions	562	354	208	59%	1,000	581	419	72%
Hardware	30	29	1	3%	59	50	9	18%
Professional services	7	5	2	40%	12	7	5	71%
Total revenue	$675	$426	$249	58%	$1,210	$707	$503	71%
The increase in subscription services revenue during the three and six months ended June 30, 2022 was attributed to growth in live restaurant locations and the continued increase in the number of products adopted by both new and existing customers.
The increase in financial technology solutions revenue during the three and six months ended June 30, 2022 was attributable to the increase in live restaurant locations and the increase in GPV per processing location, which was due to both higher customer demand and higher average transaction values.
The increase in hardware revenue during the three and six months ended June 30, 2022 was largely driven by the growth in locations and upsells to existing locations.
The increase in professional services revenue during the three and six months ended June 30, 2022 was attributable to the increase in the number of restaurant locations going live, partially offset by a shift toward self-guided installations, which are more favorably priced for customers.
Costs of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Subscription services	$27	$13	$14	108%	$51	$23	$28	122%
Financial technology solutions	448	280	168	60%	796	452	344	76%
Hardware	61	31	30	97%	113	51	62	122%
Professional services	25	12	13	108%	46	21	25	119%
Amortization of acquired technology and customer assets	1	1	—	—%	2	2	—	—%
Total costs of revenue	$562	$337	$225	67%	$1,008	$549	$459	84%
The increase in subscription services costs during the three and six months ended June 30, 2022 was primarily attributable to an increase in employee-related and overhead costs and contractor services to support our growth, as well as stock-based compensation expense.
The increase in financial technology solutions costs during the three and six months ended June 30, 2022 was due to an increase in GPV.
The increase in hardware costs during the three and six months ended June 30, 2022 was attributable to higher shipment volume as a result of growth in locations, as well as higher freight and product costs.
The increase in professional services costs during the three and six months ended June 30, 2022 was primarily due to an increase in employee-related and overhead costs and contractor services to support our growth, as well as stock-based compensation expense.
We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new locations.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$77	$41	$36	88%	$148	$74	$74	100%

The increase in sales and marketing expenses during the three and six months ended June 30, 2022 was primarily attributable to a $18 million and $36 million increase in employee-related and overhead costs, respectively, and an $12 million and $23 million increase in stock-based compensation, respectively, due to increased headcount.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$67	$50	$17	34%	$129	$73	$56	77%
The increase in research and development expenses during the three months ended June 30, 2022 was primarily attributable to an $18 million increase in employee-related and overhead costs because of increased headcount, partially offset by a $7 million decline in stock-based compensation due to secondary sale transactions. The increase for the six months ended June 30, 2022 was primarily attributable to a $38 million increase in employee-related and overhead costs because of increased headcount, and an $7 million increase in stock-based compensation.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$68	$49	$19	39%	$125	$68	$57	84%

The increase in general and administrative expenses during the three and six months ended June 30, 2022 was primarily attributable to a $13 million and $25 million increase in employee-related and overhead costs, respectively, because of increased headcount, as well as increases in professional services fees. The increase during the three months ended June 30, 2022 was partly offset by a $9 million decline in stock-based compensation due to secondary sale transactions during the corresponding prior period.
Interest Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Interest income (expense), net	$1	$(6)	$7	(117)%	$1	$(12)	$13	(108)%
The decrease in interest income (expense), net during the three and six months ended June 30, 2022 was primarily due to the payoff of outstanding convertible notes in June 2021.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Change in fair value of warrant liability	$44	$(5)	$49	(980)%	$123	$(16)	$139	(869)%

The change in fair value of warrant liability for the three and six months ended June 30, 2022 was primarily attributable to a lower value of the common stock underlying outstanding warrants at the end of the period compared to the beginning of the period, as well as the issuance of additional common stock warrants in June 2021.
Change in Fair Value of Derivative Liability

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Change in fair value of derivative liability	$—	$(27)	$27	(100)%	$—	$(103)	$103	(100)%

The decrease in expense associated with the change in fair value of derivative liability was due to the repayment of our convertible notes in June 2021 and the extinguishment of the corresponding liability.

Loss on Debt Extinguishment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Loss on debt extinguishment	$—	$(50)	$50	(100)%	$—	$(50)	$50	(100)%

The decrease in loss on debt extinguishment was due to the repayment of our convertible notes in June 2021.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$—	$—	$—	100%	$(1)	$—	$(1)	100%
Other income (expense), net, remained materially consistent during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

Benefit from income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Benefit from income taxes	$—	$4	$(4)	(100)%	$—	$4	$(4)	(100)%
Income tax benefit of $4 million for the three and six months ended June 30, 2021 is primarily due to the impact of a deferred tax benefit generated as a result of our acquisition of xtraCHEF.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA	$(33)	$11	$(78)	$14

	Six Months Ended June 30,
(in millions)	2022	2021
Free Cash Flow	$(80)	$39
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest (income) expense, net, other income (expense) net, acquisition-related expenses, fair value adjustments on warrant and derivative liabilities, expenses related to early termination of leases, loss on debt extinguishment, charitable contribution stock-based expense, and income taxes, as applicable. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net loss	$(54)	$(135)	$(77)	$(234)
Stock-based compensation expense and related payroll tax	59	56	112	61
Depreciation and amortization	6	5	12	9
Interest (income) expense, net	(1)	6	(1)	12
Acquisition related expenses	1	1	1	1
Change in fair value of warrant liability	(44)	5	(123)	16
Change in fair value of derivative liability	—	27	—	103
Termination of leases	—	—	(2)	—
Loss on debt extinguishment	—	50	—	50
Income tax benefit	—	(4)	—	(4)
Adjusted EBITDA	$(33)	$11	$(78)	$14
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

The following table presents a reconciliation of free cash flow to the net cash provided by (used in) operating activities for each of the periods presented:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(68)	$51
Purchases of property and equipment	(7)	(8)
Capitalized software	(5)	(4)
Free cash flow	$(80)	$39

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of June 30, 2022, we had cash and cash equivalents of $697 million, excluding cash held on behalf of customers of $72 million, restricted cash of $14 million, marketable securities of $482 million, and $330 million available under our 2021 Facility (as defined herein). Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. Treasury securities, and asset-backed securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(68)	$51
Net cash used in investing activities	(42)	(38)
Net cash provided by (used in) financing activities	42	(202)
Net decrease in cash, cash equivalents and restricted cash	$(68)	$(189)
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $68 million as a result of our net loss for the period, adjusted for certain non-cash items, such as the change in fair value of our warrant liabilities, stock based compensation, depreciation and amortization, as well as a use of cash for working capital. The change in working capital was primarily driven by higher deferred costs, mostly related to sales compensation, higher inventory purchases and lower deferred revenue, partially offset by higher accrued expenses and other current liabilities related to our growth in GPV.

For the six months ended June 30, 2021, net cash provided by operating activities was $51 million. This resulted from our net loss for the period, adjusted for certain non-cash items, such as the change in fair value of derivative liability, loss on debt extinguishment, depreciation, amortization and stock based compensation, as well as a source of cash for working capital. The change in working capital was primarily driven by higher accrued expenses and other current liabilities related to our growth in GPV, partially offset by higher prepaid expenses as a result of hardware purchases and higher deferred costs mostly related to sales compensation.
Investing Activities
For the six months ended June 30, 2022, cash used in investing activities was $42 million, which consisted of cash paid for purchases of marketable securities, partially offset by proceeds from sales and maturities of marketable securities, as well as cash paid for purchases of property and equipment and capitalized software.
For the six months ended June 30, 2021, cash used in investing activities was $38 million, which consisted of cash paid for an acquisition, purchases of property and equipment and cash paid for capitalized software.

Financing Activities
For the six months ended June 30, 2022, cash provided by financing activities was $42 million, which consisted primarily of the change in customer funds obligations and proceeds from the exercise of stock options.
For the six months ended June 30, 2021, cash used in financing activities was $202 million, which consisted of repayments of our convertible notes, partially offset by proceeds from the exercise of stock options, a change in customer funds obligations and proceeds from the issuance of restricted stock.

Credit Facilities
On June 8, 2021, we entered into a senior secured credit facility, or the 2021 Facility, which includes a revolving line of credit equal to $330 million. Interest on outstanding loans under the revolving line of credit is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. Subsequent to December 31, 2022, interest on outstanding loans will be accrued based on the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of June 30, 2022 and December 31, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 million available for borrowings. As of June 30, 2022 and December 31, 2021, there were $11 million and $13 million of letters of credit outstanding, respectively.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of June 30, 2022, our contractual obligations consisted of: (i) operating lease commitments of $123 million, of which $11 million is due in 2022 and $112 million is due thereafter, and (ii) purchase commitments of $250 million, a majority of which are due in 2022. Please refer to Note 5, “Lessee Arrangements” and Note 12, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion on our lease and purchase commitments.
Please refer to Note 4, “Loan Servicing Activities” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of credit exposure related to our financial guarantees as of June 30, 2022.
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

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2022, as compared to those included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements

Refer to the sections titled “Recently Adopted Accounting Pronouncements” in Note 1 in the Notes to our unaudited Consolidated Financial Statements included in Item 1, “Consolidated Financial Statements” for more information.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on third-party payment processors to facilitate payments made by guests and payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
•A majority of our customers are small- and medium-sized businesses, which can be more difficult and costly to retain than enterprise customers and are subject to increased impacts of economic fluctuations, which may adversely affect our business and operations.

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

We have experienced significant growth in recent periods, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to continue our investment in and seek to enhance our IT systems and capabilities, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure.

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

In addition, while a majority of our current customer base consists of small- and medium-sized businesses, or SMBs, we continue to pursue customer growth within the enterprise and mid-market segments of the restaurant market, as well as among SMBs. Each of those segments of the overall market poses different sales and marketing challenges, and has different requirements, and we cannot be sure that we will achieve the same success in those market segments as we have achieved to date in sales to SMBs.

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

Further, if customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer. This risk is particularly pronounced with restaurants, as each year a meaningful percentage of restaurants go out of business, and this risk has become particularly acute as a result of the ongoing COVID-19 pandemic, rising inflation and interest rates, and other recent global financial, economic and political events that may impact consumer behaviors and the restaurant industry.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended June 30, 2022 and 2021, our revenue was $675 million and $426 million, respectively, representing a 58% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

Due to the uncertainty of the COVID-19 pandemic, including the highly transmissible variants thereof and any additional waves of infection, we will continue to assess the situation, including abiding by any government-imposed restrictions, market-by-market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that the disruptions resulting from the pandemic continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the pandemic, the effectiveness and wide-spread availability of vaccines, the speed and extent to which normal economic and operating conditions will resume, and overall changes in consumer behavior. We also cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, the impact of further shelter-in-place or other government restrictions that are implemented in response to such outbreaks, or the impact on our customers’ ability to remain in business, each of which could continue to have an adverse impact on our business.

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

A majority of our customers are SMBs, which can be more difficult and costly to retain than enterprise customers and are subject to increased impacts of economic fluctuations, which may adversely affect our business and operations.

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

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, including those caused by the COVID-19 pandemic and rising inflation and interest rates. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

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

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common is likely to be volatile, could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for these or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in previous transactions and many of our employees may receive significant proceeds from sales of our equity in future transactions, which may reduce their motivation to continue to work for us.

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

We have closed multiple acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations, or harm our operating results.

In July 2022, we closed our acquisition of Sling Inc, or Sling, an employee scheduling, communication and management solution. In 2019 and 2021, we closed our acquisitions of StratEx Holdco, LLC, or StratEx, and xtraCHEF, Inc., or xtraCHEF, respectively. In addition to these recent acquisitions, we may in the future acquire or invest in other businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of our past or future acquisitions.

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

There are inherent risks in integrating and managing acquisitions. When we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including but not limited to: unanticipated costs associated with the acquisition, including but not limited to, integration and compliance costs; the inability to generate sufficient revenue to offset acquisition costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology into our platform and of maintaining quality and security standards consistent with our brand; harm to our existing business relationships as a result of the acquisition; and the potential loss of key employees. Acquisitions also increase the risk of unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse impact. We have previously acquired and continue to evaluate companies that operate in highly regulated markets. There is no assurance that acquired businesses will have invested sufficient efforts in their own regulatory compliance, and we may need to invest in and seek to improve the regulatory compliance controls and systems of such businesses. Generally, if an acquired business fails to meet our expectations, or if we are unable to establish effective regulatory compliance controls with respect to an acquired business, our operating results, business, and financial condition may suffer.

In addition, we have previously acquired and continue to evaluate companies with extensive operations outside the United States. These types of acquisitions often involve additional or increased risks including:

•managing geographically separate organizations, systems and facilities;

•integrating personnel with diverse business backgrounds and organizational cultures;

•complying with additional regulatory and other legal requirements in connection with non-U.S. operations, including but not limited to, additional exposure to the European General Data Protection Regulation, or GDPR, and rules and programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC;

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

Although we currently do not derive significant revenue from customers located outside the United States, the long-term potential of our business will depend in part on our ability to expand our business into international markets. We have recently made an initial investment to establishing our international presence. However, we have limited experience with international customers and in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States. We will face a wide variety of new business, sales and marketing, operational and regulatory challenges in markets outside the United States, including the presence of more established competitors, our lack of experience in those markets, and a wide variety of new legal and regulatory requirements to which we are subject or would become subject. Expanding our business internationally requires significant additional investment in our platform, operations, infrastructure, compliance efforts, and sales and marketing organization, and any such investments may not be successful or generate an adequate return on our investment.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced system outages this year and in prior years, including in some cases as a result of disruptions at our third-party vendors, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures and similar events.

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

We have and may, from time to time, voluntarily provide certain credits to our customers to compensate them for the inconvenience caused by a system failure or similar event, to support our customers and for the benefit of the restaurant community as part of our ongoing goodwill efforts. We are committed to providing our customers high platform reliability, and may utilize significant time, human capital and other resources to analyze the root causes of these performance problems and address any gaps identified, which in turn may take away resources from other business activities. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $54 million and $135 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $1,179 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Following the completion of our initial public offering, or IPO, the stock-based compensation expense related to our RSUs and other outstanding equity awards has resulted in an increase in our expenses and will result in increases in our expenses in future periods.

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

A deterioration in general economic conditions (including distress in financial markets, rising inflation and interest rates, and turmoil in specific economies around the world) may adversely affect our financial performance by causing a reduction in locations through restaurant closures or a reduction in gross payment volume. A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits. Adverse economic factors may accelerate the timing, or increase the impact of, risks to our financial performance. These factors could include:

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

We intend to continue to explore other financial solutions to offer to our customers. Some of those solutions may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals and requirements, or capabilities. Should we fail to address these requirements, or should these new solutions, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our financial business may be materially and adversely affected. Macroeconomic factors such as changes in interest rates may also increase our costs in servicing certain financial solutions products. Further, we have and may continue to have obligations to share in certain losses incurred in offering these financial solutions to our customers, which could negatively impact our business, financial condition, and results of operations.

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

Under the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of June 30, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after June 30, 2022.

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

In particular, increased demand for semiconductor chips in recent years, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems, and other IT equipment that use these chips, has resulted in an ongoing severe global shortage of chips. As a result, our ability to source semiconductor chips used in our hardware products has been adversely affected. This shortage may result in increased component delivery lead times, delays in the production of our hardware products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our hardware products to support our existing customers and to support our growth through sales to new customers may be adversely affected.

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

We rely on third-party payment processors to facilitate payments made by guests and payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to facilitate payments made by guests and payments made to customers on our platform. While we may continue to seek payment processing relationships with additional payment processors from time to time, we expect to continue to rely on a limited number of payment processors for the foreseeable future. We have experienced interrupted operations with respect to payments processed through our third-party payment partners, which in some cases resulted in the temporary inability of our customers to collect payments from their guests and disruptions in certain features through our platform, and we may experience similar events in the future. In the event that any of our current or future third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents have resulted in and may result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations. It would be difficult to replace third-party processors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

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

Changes in legislative and regulatory policy affecting payment processing or small business lending could have a material adverse effect on our business.

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

Further, proposals to change the statutes affecting working capital loans facilitated through the Toast Capital platform may periodically be introduced in Congress and state legislatures. If enacted, those proposals could affect Toast Capital’s operating environment in substantial and unpredictable ways. For example, California, New York, Utah and Virginia have enacted laws requiring non-bank commercial financing providers to register with the state financial services regulators and/or to deliver consumer-style disclosures to certain business customers in accordance with agency regulations, including regulations that are being promulgated. These new laws may impose new compliance requirements on previously unregulated aspects of our business, including but not limited to the requirements for new, consumer-style disclosures for certain financial products that we offer or facilitate.

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

TPS is registered with the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, as a money services business, or MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN, the anti-money laundering provisions of the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, or the BSA, and its implementing regulations applicable to MSBs. FinCEN may also interpret the BSA and its regulations as requiring registration of our parent company or other subsidiaries as MSBs. State regulators often impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. We are also subject to economic and trade sanctions programs, including those administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.

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

In jurisdictions where we are involved in providing payroll processing services, including as a result of our acquisition of StratEx, we may be required to apply for a state money transmitter or similar license or registration. StratEx had not historically obtained state money transmitter licenses in connection with its payroll services based on the position that it has the benefit of various state exemptions relating, among other things, to the nature of the payroll and other services that it provides. Nevertheless, governmental authorities in various states may determine that such exemptions were not available and that StratEx was required to comply with state money transmitter licensing requirements. We are applying for state money transmitter licenses for TPS, which will be administering our payroll processing services after such licenses are obtained. In the course of such license applications, or otherwise, one or more state governmental authorities may determine that the activities conducted by StratEx required a money transmitter or similar license and assess fines related to the activities that StratEx engaged in on an unlicensed basis.

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

As we seek to build a trusted and secure platform for and to expand our network of customers and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. Domestically, this includes federal as well as state-specific legislation, including but not limited to the CCPA. As we expand internationally, international privacy laws pertaining to the processing and security of personal information become more relevant to our business, including but not limited to GDPR. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, we had 207,949,380 shares of Class B common stock outstanding, representing approximately 90% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 70% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

Any common stock that we issue under our existing equity incentive plans or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by our other equity holders. We have, and may in the future, issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

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

As a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our Annual Report on Form 10-K for the year ending December 31, 2022 is filed with the SEC and thereafter, which has and will continue to require us to document and make significant changes to our internal control over financial reporting. In addition, as of December 31, 2022, we will be a large accelerated filer, and, due to our updated filing status, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our Class A common stock purchased by us during the periods indicated:

(Shares in ones)	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2022	—	$—	—	—
May 1 through May 31, 2022	—	—	—	—
June 1 through June 30, 2022	3,000	0.62	—	—
Total	3,000	$0.62	—	—

(1) These shares consist of shares issued under early-exercised options, which were purchased by us for the exercise price upon termination of employment prior to vesting.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#*	2021 Employee Stock Purchase Plan, as amended.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOAST, INC.
(Registrant)

August 12, 2022	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

August 12, 2022	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

August 12, 2022	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer