Form 10-Q
period 2022-09-30
Toast, Inc.
filed 2022-11-14
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 334,425,275 shares of Class A common stock and 186,312,785 shares of Class B common stock as of November 4, 2022.

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
•the impact of the COVID-19 pandemic, rising inflation, capital market disruptions, sanctions, economic slowdowns or recessions, and other global financial, economic and political events on our business and the restaurant industry;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$644	$809
Marketable securities	409	457
Accounts receivable, net	78	55
Inventories	95	42
Deferred costs, net	40	30
Prepaid expenses and other current assets	136	92
Total current assets	1,402	1,485
Property and equipment, net	54	41
Operating lease right-of-use assets	74	79
Intangible assets	31	16
Goodwill	107	74
Deferred costs, non-current	36	25
Other non-current assets	37	15
Total non-current assets	339	250
Total assets	$1,741	$1,735
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$28	$40
Operating lease liabilities	13	22
Deferred revenue	40	44
Accrued expenses and other current liabilities	376	246
Total current liabilities	457	352
Warrants to purchase common stock	61	181
Operating lease liabilities, non-current	81	77
Deferred revenue, non-current	8	12
Other long-term liabilities	15	22
Total liabilities	622	644
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 332,432,107 and 167,732,925 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.000001 par value- 700,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 186,323,432 and 339,437,440 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,400	2,194
Accumulated deficit	(1,277)	(1,102)
Accumulated other comprehensive loss	(4)	(1)
Treasury stock, at cost— 225,000 shares at September 30, 2022 and December 31, 2021	—	—
Total stockholders’ equity	1,119	1,091
Total liabilities and stockholders’ equity	$1,741	$1,735
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription services	$90	$46	$230	$115
Financial technology solutions	628	404	1,628	985
Hardware	27	31	86	81
Professional services	7	5	19	12
Total revenue	752	486	1,963	1,193
Costs of revenue:
Subscription services	29	18	81	41
Financial technology solutions	494	327	1,289	779
Hardware	52	43	165	94
Professional services	25	14	71	35
Amortization of acquired technology and customer assets	1	1	4	3
Total costs of revenue	601	403	1,610	952
Gross profit	151	83	353	241
Operating expenses:
Sales and marketing	84	56	232	130
Research and development	74	40	203	113
General and administrative	78	42	203	110
Total operating expenses	236	138	638	353
Loss from operations	(85)	(55)	(285)	(112)
Other income (expense):
Interest income (expense), net	3	—	5	(12)
Change in fair value of warrant liabilities	(21)	(198)	102	(215)
Change in fair value of derivative liability	—	—	—	(103)
Loss on debt extinguishment	—	—	—	(50)
Other income (expense), net	1	(1)	(1)	—
Loss before benefit from income taxes	(102)	(254)	(179)	(492)
Benefit from income taxes	4	—	4	4
Net loss	$(98)	$(254)	$(175)	$(488)
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(1.06)	$(0.34)	$(2.22)
Diluted	$(0.19)	$(1.06)	$(0.54)	$(2.22)
Weighted average shares used in computing net loss per share:
Basic	513,719,867	239,358,805	509,507,937	219,746,454
Diluted	513,719,867	239,358,805	510,000,352	219,746,454
The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(98)	$(254)	$(175)	$(488)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	1	—	(2)	—
Currency translation adjustments	—	—	(1)	—
Total other comprehensive income (loss)	1	—	(3)	—
Comprehensive loss	$(97)	$(254)	$(178)	$(488)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions, except share amounts)

Nine Months Ended September 30, 2022

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
Repurchase of common stock	(33,475)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	371,573	—	—	—	18	—	—	18
Issuance of common stock upon exercise of common stock options	6,360,377	—	—	—	12	—	—	12
Issuance of common stock upon vesting of restricted stock units	3,511,292	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	172	—	—	172
Vesting of restricted stock	—	—	—	—	3	—	—	3
Issuance of common stock for contingent consideration payment	37,179	—	—	—	1	—	—	1
Issuance of restricted stock in connection with business combination	1,338,228	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(175)	—	(175)
Balances at September 30, 2022	518,755,539	$—	225,000	$—	$2,400	$(1,277)	$(4)	$1,119

Nine Months Ended September 30, 2021

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$(471)
Cumulative adjustment due to adoption of ASC 842 and ASC 326	—	—	—	—	—	—	—	1	1
Repurchase of common stock	—	—	(4,750)	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	—	—	4,340,713	—	—	—	4	—	4
Issuance of common stock upon exercise of common stock options in connection with promissory notes repayment	—	—	—	—	—	—	14	—	14
Issuance of common stock upon vesting of restricted stock units	—	—	52,790	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	3	—	3
Stock-based compensation expense (1)	—	—	—	—	—	—	96	—	96
Issuance of common stock in connection with business combination	—	—	569,400	—	—	—	15	—	15
Conversion of preferred stock warrants into common stock warrants and issuance of common stock upon net exercise of common stock warrants	—	—	860,422	—	—	—	43	—	43
Conversion of preferred stock	(253,832,025)	(849)	253,832,025	—	—	—	849	—	849
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	25,000,000	—	—	—	944	—	944
Net loss	—	—	—	—	—	—	—	(488)	(488)
Balances at September 30, 2021	—	$—	504,406,030	$—	225,000	$—	$2,113	$(1,103)	$1,010

(1) During the nine months ended September 30, 2021, stock-based compensation expense recorded within additional paid-in capital did not include $2 of expense recognized as a result of the acquisition of xtraCHEF due to accelerated vesting of acquiree option awards on the acquisition date (see Note 2).

Three Months Ended September 30, 2022

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2022	513,406,811	$—	225,000	$—	$2,334	$(1,179)	$(5)	$1,150
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	1,950,077	—	—	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock units	2,060,423	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	60	—	—	60
Vesting of restricted stock	—	—	—	—	1	—	—	1
Issuance of restricted stock in connection with business combination	1,338,228	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(98)	—	(98)
Balances at September 30, 2022	518,755,539	$—	225,000	$—	$2,400	$(1,277)	$(4)	$1,119

Three Months Ended September 30, 2021

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2021	253,832,025	$849	223,761,525	$—	225,000	$—	$236	$(849)	$(613)
Repurchase of common stock	—	—	(750)	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	860,422	—	—	—	43	—	43
Conversion of preferred stock	(253,832,025)	(849)	253,832,025	—	—	—	849	—	849
Issuance of common stock upon exercise of common stock options	—	—	952,808	—	—	—	1	—	1
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	25,000,000	—	—	—	944	—	944
Stock-based compensation expense	—	—	—	—	—	—	37	—	37
Vesting of restricted stock	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(254)	(254)
Balances at September 30, 2021	—	$—	504,406,030	$—	225,000	$—	$2,113	$(1,103)	$1,010

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(175)	$(488)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18	16
Stock-based compensation expense	167	95
Amortization of deferred costs	32	17
Change in fair value of derivative liability	—	103
Change in fair value of warrant liabilities	(102)	215
Credit loss expense	18	1
Change in deferred income taxes	(5)	(4)
Change in fair value of contingent consideration	2	—
Loss on debt extinguishment	—	50
Non-cash interest expense on convertible notes	—	12
Other non-cash items	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	(30)	(19)
Merchant cash advances and acquired loans repaid	3	1
Prepaid expenses and other current assets	(20)	(33)
Deferred costs, net	(53)	(31)
Inventories	(53)	(19)
Operating lease right-of-use assets	(2)	13
Accounts payable	(12)	8
Accrued expenses and other current liabilities	91	113
Deferred revenue	(9)	1
Operating lease liabilities	2	(13)
Other assets and liabilities	(13)	(5)
Net cash (used in) provided by operating activities	(137)	33
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(46)	(26)
Capitalized software	(10)	(6)
Purchases of property and equipment	(13)	(10)
Purchases of marketable securities	(187)	—
Proceeds from the sale of marketable securities	41	—
Maturities of marketable securities	190	—
Net cash used in investing activities	(25)	(42)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	950
Payment of deferred offering costs	—	(4)
Extinguishment of convertible notes	—	(245)
Change in customer funds obligations, net	26	26
Proceeds from exercise of stock options	12	18
Payment of contingent consideration	(2)	—
Proceeds from issuance of restricted stock	—	10
Other financing activities	—	1
Net cash provided by financing activities	36	756
Net (decrease) increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	(126)	747
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	851	594
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$724	$1,341
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$644	$1,302
Cash held on behalf of customers	61	37
Restricted cash	19	2
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$724	$1,341

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1	$—
Stock-based compensation included in capitalized software	5	1
Issuance of Class B common stock upon exercise of common stock warrants	18	43
Issuance of Class B common stock for payment of contingent consideration	1	—
Common stock issued for acquisition	—	15
Deferred offering costs included in accounts payable and accrued expenses	—	2
Conversion of convertible preferred stock into Class B common stock upon initial public offering	—	849
Issuance of common stock warrants upon debt extinguishment	—	125
Deferred payments included in purchase price	2	5
Contingent consideration included in purchase price	—	2
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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08. The standard requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts, rather than at fair value on the acquisition date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted.

We early adopted ASU 2021-08 during the three months ended September 30, 2022, which did not have a material impact on the consolidated financial statements and related disclosures. We applied ASU 2021-08 in our acquisition of Sling, Inc. as discussed in Note 2, “Business Combinations”.

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
2. Business Combinations

Sling, Inc.

On July 6, 2022, we acquired 100% of the outstanding capital stock of Sling, Inc., or Sling, an employee scheduling, communication and management solution, to expand our product portfolio in the team scheduling and communication space. The total purchase price of $49 consisted of cash payments of $38 made on the acquisition date and $9 placed in escrow related to general representations, indemnities and warranties, as well as a deferred consideration of $2. The escrow will be released between 18 months and 60 months following the acquisition date.

In conjunction with the acquisition, we issued 1,338,228 shares of Class A restricted common stock at a fair market value of $13.91 per share to certain members of Sling management at a fair market value of $19. The shares vest over a service period of 1 to 3 years and are subject to forfeiture upon termination during the service period. No shares vested during the three months ended September 30, 2022. Stock-based compensation expense for these shares is recognized on a straight line basis over the related service period and amounted to $2 during the three months ended September 30, 2022.

We used a market participant approach to record the assets acquired and liabilities assumed in the acquisition of Sling. Due to the timing of the acquisition, the accounting for this acquisition was not complete as of September 30, 2022. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustments as we obtain additional information. In particular, additional time is needed to review and finalize the results of the valuation of assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.
The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed at the acquisition date:

Amount
Cash	$1
Intangible assets:
Developed technology, useful life of 5 years	17
Customer relationships, useful life of 5 years	2
Goodwill	33
Net working capital	1
Deferred tax liability	(5)
Net assets acquired	$49

The fair values of the developed technology and customer relationships intangible assets were based on Level 3 inputs using the cost and income approaches, respectively. The primary unobservable inputs were development effort and after tax cash flows, respectively.
Goodwill, which is not deductible for tax purposes, represents the excess of the consideration transferred over the fair value of the net assets acquired, and is primarily attributable to expected synergies between our operations and those of Sling, as well as the assembled workforce.

During the nine months ended September 30, 2022, we incurred acquisition-related costs of $2 in connection with the acquisition of Sling, which were recorded in “General and administrative” expenses in our unaudited Consolidated Statements of Operations. There were no acquisition-related costs incurred during the three months ended September 30, 2022.
The operating results of Sling have been reflected in our results of operations from the date of the acquisition. Pro forma results of operations have not been presented as they are not material to our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

xtraChef, Inc.

During the second quarter of fiscal year 2022, we finalized the purchase price allocation and fair values of assets acquired and liabilities assumed related to the acquisition of xtraCHEF, Inc. There were no purchase price adjustments recorded since the acquisition date. Please refer to Note 3, "Business Combinations" to our Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K for further information on the transaction.

3. Fair Value of Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurement at September 30, 2022 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$461	$—	$—	$461
Commercial paper	—	126	—	126
Certificates of deposit	—	50	—	50
Corporate bonds	—	166	—	166
Treasury securities	—	42	—	42
Asset-backed securities	—	25	—	25
	$461	$409	$—	$870
Liabilities:
Warrants to purchase common stock	$—	$—	$61	$61
Contingent consideration	—	—	3	3
	$—	$—	$64	$64

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50	$—	$—	$50
Commercial paper	—	134	—	134
Certificates of deposit	—	14	—	14
Corporate bonds	—	193	—	193
Treasury securities	—	67	—	67
Asset-backed securities	—	49	—	49
	$50	$457	$—	$507
Liabilities:
Warrants to purchase common stock	$—	$—	$181	$181
Contingent consideration	—	—	5	5
	$—	$—	$186	$186
During the nine months ended September 30, 2022 and 2021, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.
Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model, which considered as inputs the underlying price of our Class A common stock, strike price, time to expiration, volatility, risk-free interest rates, and dividend yield.

The following table indicates the weighted-average assumptions made in estimating the fair value as of September 30, 2022 and 2021:

	September 30,
(in millions, except per share amounts)	2022	2021
Risk-free interest rate	4.1%	1.1%
Contractual term (in years)	4.69	5.69
Expected volatility	59.1%	53.3%
Expected dividend yield	—%	—%
Exercise price per share	$17.16	$17.16
During the nine months ended September 30, 2022, we issued 371,573 shares of Class B common stock as a result of warrants exercised and recognized a related remeasurement gain of $6 within “Other income (expense)”. The remaining outstanding warrants were remeasured at fair value resulting in a remeasurement loss of $21 and a remeasurement gain of $96, respectively, recorded within “Other income (expense)” during the three and nine months ended September 30, 2022.

For further information on the warrants to purchase common stock, please refer to Note 15, “Warrants to Purchase Preferred and Common Stock”, in our Consolidated Financial Statements included in the 2021 Annual Report.
Contingent Consideration Liability
Fair value of the contingent consideration liability incurred in connection with the acquisition of xtraCHEF, Inc. is estimated based on a Monte Carlo simulation which performs numerous simulations utilizing certain assumptions, such as projected revenue amounts over the related period, risk-free rate, and risk-adjusted discount rate. The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The contingent consideration liability is subject to remeasurement each reporting period until the contingency is resolved and the liability is settled, and changes in the assumptions used could materially impact the estimated fair value of the liability. We recognize the change in fair value of the contingent consideration liability in “General and administrative” expenses in our results of operations.

During the nine months ended September 30, 2022, we paid $2 in cash and issued 37,179 shares of our Class B common stock to settle a portion of the contingent consideration.

Fair Value of Liabilities

The following tables provide a roll-forward of the aggregate fair value of our common stock warrant liability, contingent consideration liability, preferred stock warrant liability, and derivative liability, for which fair value is determined using Level 3 inputs:

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2021	$181	$5
Change in fair value	(102)	2
Settlement	(18)	(4)
Balance as of September 30, 2022	$61	$3

	Preferred Stock Warrant Liability (1)	Common Stock Warrant Liability	Derivative Liability (1)	Contingent Consideration Liability
Balance as of December 31, 2020	$11	$—	$37	$—
Fair value at issuance	—	125	—	—
Fair value on the acquisition date	—	—	—	2
Change in fair value and other adjustments	38	177	103	—
Settlement	(43)	—	(140)	—
Conversion of preferred stock warrants into common stock warrants upon Initial public offering	(6)	6	—	—
Balance as of September 30, 2021	$—	$308	$—	$2

(1) Preferred stock warrant liability and derivative liability were settled during the nine months ended September 30, 2021. For further information, please refer to Note 4, “Fair Value of Financial Instruments” and Note 15, “Warrants to Purchase Preferred and Common Stock”, in our Consolidated Financial Statements included in the 2021 Annual Report.

4. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities, excluding accrued interest receivable, consisted of the following:

	September 30, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$126	$—	$126
Certificates of deposit	50	—	50
Corporate bonds	168	(2)	166
Treasury securities	43	(1)	42
Asset-backed securities	25	—	25
Total	$412	$(3)	$409

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$134	$—	$134
Certificates of deposit	14	—	14
Corporate bonds	194	(1)	193
Treasury securities	67	—	67
Asset-backed securities	49	—	49
Total	$458	$(1)	$457

The fair values of marketable securities by contractual maturities at September 30, 2022:

September 30, 2022
Due within 1 year	$376
Due after 1 year through 5 years	33
Total marketable securities	$409

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. Unrealized losses were not material for the securities held in our portfolio as of September 30, 2022 or December 31, 2021. There were no impairment losses or expected credit losses related to our marketable securities during the three and nine months ended September 30, 2022.

5. Loan Servicing Activities and Acquired Loans Receivable, Net
We service loans originated by our bank partner and assume liability for loan defaults on a limited basis based on a specified percentage of the total loans originated, which are measured on a quarterly basis. If the merchant’s payments are delayed for a defined period of time, the loan is considered delinquent and we are required to purchase the loan from our bank partner. The loan purchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the defaulted loan originated. This obligation represents a financial guarantee with a contingent aspect related to our contingent obligation to purchase defaulted loans, and a non-contingent aspect related to our obligation to perform under the guarantee. We recognize a liability for both these elements which is included in “Accrued expenses and other current liabilities” in the unaudited Consolidated Balance Sheets. The contingent liability for expected credit losses related to our guarantee was $8 and $2, respectively, as of September 30, 2022 and December 31, 2021. Changes in the contingent liability were not significant for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2021. Credit loss expense was $11 for the nine months ended September 30, 2022. Other changes in the contingent liability were not significant for the nine months ended September 30, 2022.

We repurchase delinquent loans and establish a negative allowance for expected recoveries when we have an expectation of collecting cash flows on the repurchased loans at the portfolio level. As of September 30, 2022 and December 31, 2021, we had a negative allowance for acquired loans and merchant cash advances receivable of $2 and $1, respectively, which are included within “Prepaid expenses and other current assets.” Changes in the negative allowance were not significant for the three and nine months ended September 30, 2022 and 2021.

6. Lessee Arrangements

During the nine months ended September 30, 2022, we entered into various operating leases for office space resulting in right-of use assets of $18, and related current and long-term operating lease liabilities of $18 in the accompanying unaudited Consolidated Balance Sheets. The right-of-use assets and lease liabilities are amortized over the lease terms of each lease. Additionally, during the nine months ended September 30, 2022, we entered into two lease agreements for office space in Asia with lease terms of up to approximately five years, which are expected to commence during the three months ended December 31, 2022. Future lease payments are approximately $6.

The components of lease expense were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$6	$6	$17	$18
Variable lease expense	1	1	3	2
Total	$7	$7	$20	$20

The following table summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Operating cash flows for operating leases	$(19)	$(19)
Supplemental non-cash amounts of lease liabilities and right-of-use assets due to lease originations, modifications and terminations	11	3
Total	$(8)	$(16)
7. Other Balance Sheet Information
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

Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash collateralized letters of credit to cover potential customer defaults on third-party financing arrangements and cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital (See Note 5). Restricted cash is included in within “Other non-current assets” in the unaudited Consolidated Balance Sheets.
Cash, cash equivalents, cash held on behalf of customers, and restricted cash consisted of the following:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$644	$809
Cash held on behalf of customers	61	34
Restricted cash	19	8
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$724	$851

Accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
Accounts receivable	$47	$20
Unbilled receivables	39	39
Less: Allowance for credit losses	(8)	(4)
Accounts receivable, net	$78	$55
Our allowance for credit losses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$(5)	$(5)	$(4)	$(4)
Impact of adopting ASU 2016-13	—	—	—	(2)
Additions	(4)	(1)	(7)	—
Write offs	1	1	3	1
Ending balance	$(8)	$(5)	$(8)	$(5)

As of September 30, 2022 and December 31, 2021, substantially all inventory balances of $95 and $42, respectively, consisted of finished goods.

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Cash held on behalf of customers	$61	$34
Prepaid expenses	17	25
Deposits for inventory purchases	24	21
Other current assets	34	12
	$136	$92

Accrued expenses and current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued transaction-based costs	$164	$120
Accrued payroll and bonus	38	24
Customer funds obligation	61	34
Accrued expenses	57	21
Accrued commissions	14	19
Other liabilities	42	28
	$376	$246

8. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Nine Months Ended September 30,
	2022	2021
Deferred revenue, beginning of year	$56	$58
Deferred revenue, end of period	48	60

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$45	$36
As of September 30, 2022, approximately $455 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $438 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs and the classification of deferred costs:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$55	$29
Capitalization of sales commissions costs	53	31
Amortization of sales commissions costs	(32)	(17)
Ending balance	$76	$43

	September 30,
	2022	2021
Deferred costs, current	$40	$24
Deferred costs, non-current	36	19
Total	$76	$43
9. Stock-Based Compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of revenue	$8	$5	$24	$7
Sales and marketing	12	10	37	13
Research and development	18	9	52	35
General and administrative	19	12	54	42
Stock based compensation	$57	$36	$167	$97

Stock-based compensation expense of $3 and $5, respectively, was capitalized as a part of software development costs during the three and nine months ended September 30, 2022, and $1 during each of the three and nine months ended September 30, 2021.

Prior to consummation of our initial public offering, or IPO, no stock-based compensation expense was recognized for certain restricted stock units, or RSUs, with an IPO-related vesting condition. Subsequent to the consummation of our IPO, we began recognizing stock-based compensation expense related to these awards which amounted to $15 and $62, respectively, during the three and nine months ended September 30, 2022, and $28 during each of the three and nine months ended September 30, 2021.
Stock Options

The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the nine months ended September 30, 2022 and 2021:

(in millions, except per share amounts)	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.37%	1.00%
Expected term (in years)	6.07	6.32
Expected volatility	52.28%	64.75%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$17.20	$16.87
Weighted-average grant date fair value	$8.89	$10.07
The following is a summary of stock option activity under our stock option plans for the nine months ended September 30, 2022:

(in millions, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2021	58,917,018	$4.53	7.65	$1,778
Granted	6,143,373	17.20
Exercised	(6,360,377)	1.88
Forfeited	(3,011,052)	9.84
Outstanding, vested, and expected to vest as of September 30, 2022	55,688,962	$5.94	7.20	$615
Options exercisable as of September 30, 2022	50,094,536	$4.56	6.93	$615
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of September 2022, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The weighted average grant-date fair value of options granted during the three months ended September 30, 2022 and 2021 was $15.94 and $15.49, respectively. The aggregate intrinsic values of options exercised was $31 and $112, respectively, during the three and nine months ended September 30, 2022 and $30 and $82, respectively, during the three and nine months ended September 30, 2021. The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $65 and $26, respectively.

As of September 30, 2022, total unrecognized stock-based compensation expense related to the option awards was $106 and is expected to be recognized over the remaining weighted-average service period of 3.32 years.

Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2022:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	15,384,809	$29.71
Granted	18,749,313	$18.23
Vested	(3,522,458)	$22.21
Forfeited	(1,763,366)	$26.76
Unvested balance as of September 30, 2022	28,848,298	$23.34

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2022 and 2021 was $17.37 and $26.09, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2021 was $22.21. The fair value of RSUs vested during the nine months ended September 30, 2022 and 2021 was $61 and $1, respectively. The fair value of RSUs vested during the three months ended September 30, 2022 was $32. No RSUs vested during the three months ended September 30, 2021.
As of September 30, 2022, total unrecognized stock-based compensation expense related to the RSUs was $441 and is expected to be recognized over the remaining weighted-average service period of 3.42 years.

2021 Employee Stock Purchase Plan

In 2021, our Board adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan ("ESPP") which became effective on September 23, 2021, as discussed in Note 17, "Common Stock" to the Company’s Consolidated Financial Statements included in our 2021 Annual Report. As of September 30, 2022, 16,709,893 shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower. As of September 30, 2022, there were no shares of Class A common stock purchased under the ESPP.

We recognize stock-based compensation expense related to shares issued under the ESPP on a straight-line basis over the offering period, which is typically 6 months. We estimate the fair value of shares to be issued under the ESPP on the commencement date of each offering period using the Black-Scholes option-pricing model. ESPP expense was not material to our consolidated results of operations for the three months ended September 30, 2022.

Restricted Stock

As of September 30, 2022 and December 31, 2021, 1,970,995 and 4,133,955 shares of Class A and B common stock, respectively, were outstanding from early exercise of stock options. Pursuant to the associated agreements, upon termination of employment, unvested shares held by such individuals are subject to repurchase by us. As of September 30, 2022 and December 31, 2021, cash paid for unvested shares of $3 and $6, respectively, is included in “Other long-term liabilities” in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended September 30, 2022, 2,156,790 shares vested that were previously issued upon early exercise of stock options.

As of each Consolidated Balance Sheet date, we had reserved shares of Class A common stock and Class B common stock for issuance in connection with the following:

	September 30, 2022	December 31, 2021
Options to purchase Class A common stock and Class B common stock	55,688,962	58,917,018
Restricted stock units	28,848,298	15,384,809
Warrants to purchase Class B common stock	6,902,633	7,961,455
Shares available for future grant under the Stock Plans	59,156,355	53,916,105
Shares reserved for charitable donations	4,922,001	4,922,001
Shares available for issuance under 2021 Employee Stock Purchase Plan	16,709,893	11,638,189
	172,228,142	152,739,577

10. Income Taxes
Our effective income tax rate was 4.0% and (0.1)% for the three months ended September 30, 2022 and 2021, respectively, and was 2.0% and 0.7% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. deferred tax assets, along with the release of a portion of the valuation allowance as a result of acquisitions in each period as discussed further below.
The benefit from income taxes was ($4) and $0, respectively, for the three months ended September 30, 2022 and 2021, and ($4) and ($4), respectively, for the nine months ended September 30, 2022 and 2021. The change in the benefit from income taxes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to non-recurring income tax benefits of ($5) and ($4) as a result of the acquisitions of Sling and xtraCHEF, respectively. The non-recurring benefits are a result of a release of a portion of the Company’s valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Toast, Inc. deferred tax assets as a result of the Sling, Inc. and xtraCHEF acquisitions, respectively.
11. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is determined by dividing net loss by the weighted average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, our ESPP, and warrants to purchase common stock (as applicable), during periods we generate net income, or when income is recognized related to changes in fair value of warrant liabilities.

During the three months ended September 30, 2022, the exercise price for the warrants to purchase common stock exceeded the average trading price of our Class A common stock for the period, and therefore the warrants were anti-dilutive and excluded from the computation of diluted net loss per share.

During the nine months ended September 30, 2022, we recorded a gain on fair value remeasurement of warrant liabilities which was added back to the numerator to adjust net loss for the dilutive impact of the warrants. We adjusted the denominator for the incremental dilutive shares using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except share and per share data) attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

(in millions, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss, basic	$(98)	$(254)	$(175)	$(488)
Gain on change in fair value of warrant liabilities	—	—	102	—
Net loss, diluted	$(98)	$(254)	$(277)	$(488)
Denominator:
Weighted average shares of common stock outstanding—basic	513,719,867	239,358,805	509,507,937	219,746,454
Effect of dilutive securities:
Warrants to purchase Class B common stock	—	—	492,415	—
Weighted average shares of common stock outstanding—diluted	513,719,867	239,358,805	510,000,352	219,746,454
Net loss per share, basic	$(0.19)	$(1.06)	$(0.34)	$(2.22)
Net loss per share, diluted	$(0.19)	$(1.06)	$(0.54)	$(2.22)

We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase Class A common stock, Class B common stock and common stock	55,688,962	61,307,085	55,688,962	61,307,085
Unvested restricted stock	3,309,223	5,056,655	3,309,223	5,056,655
Unvested restricted stock units	28,848,298	10,637,265	28,848,298	10,637,265
Warrants to purchase Class B common stock	6,902,633	8,245,210	—	8,245,210
Employee Stock Purchase Plan	24,588	—	24,588	—
	94,773,704	85,246,215	87,871,071	85,246,215
12. Segment Information
We have significant operations in the United States, Ireland, and India. We did not earn material revenue in any country other than the United States during the three and nine months ended September 30, 2022 and 2021.

The following table sets forth the breakdown of long-lived assets based on geography:

	September 30, 2022	December 31, 2021
United States	$118	$119
Ireland	9	1
Other	1	—
	$128	$120

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to specific countries are based upon the country in which the asset is located.
13. Commitments and Contingencies
Purchase Commitments
We had non-cancelable purchase obligations to hardware suppliers and cloud service providers of $243 and $315, respectively, as of September 30, 2022 and December 31, 2021. Most of our purchase obligations are payable within the next 12 months.
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

Overview
Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of September 30, 2022, approximately 74,000 restaurant locations, processing approximately $83 billion of gross payment volume in the trailing 12 months on the Toast platform, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.
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

Recent Developments in Macroeconomic Environment
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
In addition to the ongoing COVID-19 pandemic, changes in macroeconomic conditions, including inflation and its potential impact on consumer spending, increase in interest rates, as well as continued global supply chain issues, have impacted and may continue to impact our business. While our business results remain positive, it is difficult to predict the potential impact these factors may have on our future business results because of the associated uncertainty they have produced or will produce among consumers and the restaurant industry.
Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2022	2021	% Growth	2022	2021	% Growth
Gross Payment Volume (GPV)(1)	$25.2	$16.5	53%	$66.3	$39.9	66%

	As of September 30,
(dollars in millions)	2022	2021	% Growth
Annualized Recurring Run-Rate (ARR)	$868	$544	60%
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

General and administrative. General and administrative expenses consist primarily of expenses related to operations, finance, legal, human resources, information technology, and administrative personnel. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, information technology, tax and accounting services, and bad debt and credit related expenses.
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
Income Tax Benefit (Expense)
Income tax benefit (expense). Consists of U.S. federal and state income tax as well as international taxes in Ireland, India, and Iceland. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between GAAP and local tax laws.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Revenue:
Subscription services	$90	$46	$230	$115
Financial technology solutions	628	404	1,628	985
Hardware	27	31	86	81
Professional services	7	5	19	12
Total revenue	752	486	1,963	1,193
Costs of revenue:
Subscription services	29	18	81	41
Financial technology solutions	494	327	1,289	779
Hardware	52	43	165	94
Professional services	25	14	71	35
Amortization of acquired technology and customer assets	1	1	4	3
Total costs of revenue(1)	601	403	1,610	952
Gross profit	151	83	353	241
Operating expenses:
Sales and marketing (1)	84	56	232	130
Research and development (1)	74	40	203	113
General and administrative (1)	78	42	203	110
Total operating expenses	236	138	638	353
Loss from operations	(85)	(55)	(285)	(112)
Other income (expense):
Interest income (expense), net	3	—	5	(12)
Change in fair value of warrant liability	(21)	(198)	102	(215)
Change in fair value of derivative liability	—	—	—	(103)
Loss on debt extinguishment	—	—	—	(50)
Other income (expense), net	1	(1)	(1)	—
Loss before benefit from income taxes	(102)	(254)	(179)	(492)
Benefit from income taxes	4	—	4	4
Net loss	$(98)	$(254)	$(175)	$(488)
_________________
(1)Includes stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021 as follows:
Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Costs of revenue	$8	$5	$24	$7
Sales and marketing	12	10	37	13
Research and development	18	9	52	35
General and administrative	19	12	54	42
Total stock-based compensation expense	$57	$36	$167	$97

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Subscription services	$90	$46	$44	96%	$230	$115	$115	100%
Financial technology solutions	628	404	224	55%	1,628	985	643	65%
Hardware	27	31	(4)	(13)%	86	81	5	6%
Professional services	7	5	2	40%	19	12	7	58%
Total revenue	$752	$486	$266	55%	$1,963	$1,193	$770	65%
The increase in subscription services revenue during the three and nine months ended September 30, 2022 was attributed to growth in live restaurant locations and the continued increase in the number of products adopted by both new and existing customers.
The increase in financial technology solutions revenue during the three and nine months ended September 30, 2022 was attributable to the increase in live restaurant locations and the increase in GPV per processing location, which was due to both higher customer demand and higher average transaction values.
The decrease in hardware revenue during the three months ended September 30, 2022 was due to lower upsell revenue from sales to existing customers and the impact of pricing and packaging across bundled sales, partially offset by an increase in hardware sales to new locations. The impact of pricing and packaging benefited revenue in the prior year period compared to a negative impact in the current quarter. Revenue from sales to existing customers in last year’s period benefited from the recovery of in-person dining after COVID. The increase in hardware revenue during the nine months ended September 30, 2022 was largely driven by growth in live locations and sales to existing locations.

The increase in professional services revenue during the three and nine months ended September 30, 2022 was primarily driven by the increase in new live locations.
Costs of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Subscription services	$29	$18	$11	61%	$81	$41	$40	98%
Financial technology solutions	494	327	167	51%	1,289	779	510	65%
Hardware	52	43	9	21%	165	94	71	76%
Professional services	25	14	11	79%	71	35	36	103%
Amortization of acquired technology and customer assets	1	1	—	—%	4	3	1	33%
Total costs of revenue	$601	$403	$198	49%	$1,610	$952	$658	69%
The increase in subscription services costs during the three and nine months ended September 30, 2022 was primarily attributable to an increase in employee-related and overhead costs and contractor services to support our growth, as well as stock-based compensation expense.
The increase in financial technology solutions costs during the three and nine months ended September 30, 2022 was due to an increase in GPV.
The increase in hardware costs during the three and nine months ended September 30, 2022 was attributable to higher shipment volume as a result of growth in new locations. The increase for the nine months ended September 30, 2022 was also attributable to higher freight and product costs.

The increase in professional services costs during the three and nine months ended September 30, 2022 was primarily due to an increase in employee-related and overhead costs and contractor services to support our growth, as well as stock-based compensation expense.
We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new locations.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$84	$56	$28	50%	$232	$130	$102	78%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2022 was primarily attributable to a $22 million and $58 million increase in employee-related and overhead costs, respectively. The increase for the nine months ended September 30, 2022 was also attributable to a $24 million increase in stock-based compensation.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$74	$40	$34	85%	$203	$113	$90	80%
The increase in research and development expenses during the three and nine months September 30, 2022 was primarily attributable to a $21 million and $59 million increase in employee-related and overhead costs, respectively, and a $9 million and $17 million increase in stock-based compensation, respectively, in each case due to increased headcount.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$78	$42	$36	86%	$203	$110	$93	85%

The increase in general and administrative expenses during the three and nine months ended September 30, 2022 was primarily attributable to employee-related and overhead costs and stock-based-compensation due to increased headcount, as well as bad debt and credit related expenses mainly due to growth in our Toast Capital product offering. Employee-related and overhead costs increased $13 million and $38 million, respectively, and stock-based compensation increased $7 million and $12 million, respectively, during the three and nine months ended September 30, 2022.

Interest Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Interest income (expense), net	$3	$—	$3	100%	$5	$(12)	$17	(142)%
The increase in interest income (expense), net during the nine months ended September 30, 2022 was primarily due to the payoff of outstanding convertible notes in June 2021 and interest income generated on our investments in marketable securities. We made our initial investment in marketable securities in October 2021.
Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Change in fair value of warrant liability	$(21)	$(198)	$177	(89)%	$102	$(215)	$317	(147)%

The change in fair value of warrant liability for the three months ended September 30, 2022 was primarily attributable to a smaller increase in the value of the common stock underlying the outstanding warrants at the end of period relative to the value of the common stock at the beginning of the period. The change in fair value of warrant liability for the nine months ended September 30, 2022 was primarily attributable to a lower value of the common stock underlying outstanding warrants at the end of the period compared to the beginning of the period, as well as the issuance of additional common stock warrants in June 2021.
Change in Fair Value of Derivative Liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Change in fair value of derivative liability	$—	$—	$—	—%	$—	$(103)	$103	(100)%

The decrease in expense associated with the change in fair value of derivative liability during the nine months ended September 30, 2022 was due to the repayment of our convertible notes in June 2021 and the extinguishment of the corresponding liability.

Loss on Debt Extinguishment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Loss on debt extinguishment	$—	$—	$—	—%	$—	$(50)	$50	(100)%

The decrease in loss on debt extinguishment during the nine months ended September 30, 2022 was due to the repayment of our convertible notes in June 2021.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$1	$(1)	$2	(200)%	$(1)	$—	$(1)	100%
Other income (expense), net, remained materially consistent during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.
Benefit from income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	Amount	%	2022	2021	Amount	%
Benefit from income taxes	$4	$—	$4	100%	$4	$4	$—	—%
The difference between the income tax benefit for the three months ended September 30, 2022 of $4 million, as compared to the income tax provision of $0 for the three months ended September 30, 2021 is primarily due to the impact of a deferred tax benefit generated as a result of the acquisition of Sling. The difference between the income tax benefit for the nine months ended September 30, 2022 and September 30, 2021 is not significant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA	$(19)	$(12)	$(97)	$3

	Nine Months Ended September 30,
(in millions)	2022	2021
Free Cash Flow	$(160)	$17
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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net loss	$(98)	$(254)	$(175)	$(488)
Stock-based compensation expense and related payroll tax	58	36	170	97
Depreciation and amortization	6	7	18	16
Interest (income) expense, net	(3)	—	(5)	12
Acquisition related expenses	—	—	2	1
Change in fair value of warrant liability	21	198	(102)	215
Change in fair value of derivative liability	—	—	—	103
Termination of leases	1	1	(1)	1
Loss on debt extinguishment	—	—	—	50
Income tax benefit	(4)	—	(4)	(4)
Adjusted EBITDA	$(19)	$(12)	$(97)	$3
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

The following table presents a reconciliation of free cash flow to the net cash (used in) provided by operating activities for each of the periods presented:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(137)	$33
Purchases of property and equipment	(13)	(10)
Capitalized software	(10)	(6)
Free cash flow	$(160)	$17

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of September 30, 2022, we had cash and cash equivalents of $644 million, excluding cash held on behalf of customers of $61 million, restricted cash of $19 million, marketable securities of $409 million, and $330 million available under our 2021 Facility (as defined herein). Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. Treasury securities, and asset-backed securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(137)	$33
Net cash used in investing activities	(25)	(42)
Net cash provided by financing activities	36	756
Net (decrease) increase in cash, cash equivalents and restricted cash	$(126)	$747
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $137 million as a result of our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, the change in fair value of our warrant liabilities, depreciation and amortization, as well as a use of cash for working capital. The change in working capital was primarily driven by higher inventory balances, in part due to the opening of a new facility, as well as higher deferred costs and accounts receivable, partially offset by higher accrued expenses and other current liabilities related to our growth in GPV.

For the nine months ended September 30, 2021, net cash provided by operating activities was $33 million. This resulted from our net loss for the period, adjusted for certain non-cash items, such as the change in fair value of warrant liabilities, the change in fair value of the derivative liability, stock-based compensation, loss on debt extinguishment, depreciation, and amortization as well as a source of cash for working capital. The change in working capital was primarily driven by higher accrued expenses and other current liabilities related to our growth in GPV, partially offset by higher prepaid expenses as a result of hardware purchases and higher deferred costs mostly related to sales compensation.
Investing Activities
For the nine months ended September 30, 2022, cash used in investing activities was $25 million, which consisted of cash paid for purchases of marketable securities and cash paid for an acquisition, partially offset by proceeds from sales and maturities of marketable securities.

For the nine months ended September 30, 2021, cash used in investing activities was $42 million, which consisted of cash paid for an acquisition, purchases of property and equipment and cash paid for capitalized software.
Financing Activities
For the nine months ended September 30, 2022, cash provided by financing activities was $36 million, which consisted primarily of increase in customer funds obligations and proceeds from the exercise of stock options.
For the nine months ended September 30, 2021, cash provided financing activities was $756 million, which consisted of proceeds from our IPO, a change in customer funds obligations, proceeds from the exercise of stock options, and proceeds from the issuance of restricted stock, partially offset by repayments of our convertible notes.

Credit Facilities
On June 8, 2021, we entered into a senior secured credit facility, or the 2021 Facility, which includes a revolving line of credit equal to $330 million. Interest on outstanding loans under the revolving line of credit is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. Subsequent to December 31, 2022, interest on outstanding loans will be accrued based on the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of September 30, 2022 and December 31, 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 million available for borrowings. As of September 30, 2022 and December 31, 2021, there were $11 million and $13 million of letters of credit outstanding, respectively.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of September 30, 2022, our contractual obligations consisted of: (i) operating lease commitments of $116 million, of which $4 million is due in 2022 and $112 million is due thereafter, and (ii) purchase commitments of $243 million, a majority of which are due in 2022 and 2023. Please refer to Note 6, “Lessee Arrangements” and Note 13, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion on our lease and purchase commitments.
Please refer to Note 5, “Loan Servicing Activities and Acquired Loans Receivable, Net” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of credit exposure related to our financial guarantees as of September 30, 2022.
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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2022, as compared to those included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended September 30, 2022 and 2021, our revenue was $752 million and $486 million, respectively, representing a 55% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. During the COVID-19 pandemic, card-not-present transactions and debit card transactions accounted for a larger proportion of the total payment transactions processed through our platform than before the COVID-19 pandemic, which contributed to higher gross margins on those transactions than in prior periods. We expect the relative percentage of credit card transactions and transactions where the card is present to stabilize in future periods.

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

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock has been and may continue to be volatile, could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for these or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in previous transactions and many of our employees may receive significant proceeds from sales of our equity in future transactions, which may reduce their motivation to continue to work for us.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $98 million and $254 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $1,277 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

Under the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of September 30, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after September 30, 2022.

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

We cannot predict the prices at which our Class A common stock will trade. The market price of our Class A common stock has fluctuated and may fluctuate in the future substantially and will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, because you might not be able to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our Class A common stock include, but are not limited to, the following:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, we had 186,323,432 shares of Class B common stock outstanding, representing approximately 85% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 75% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

Our founders, executive officers, directors, and other principal stockholders, in the aggregate, beneficially hold a majority of the voting power of our outstanding stock. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the company or another significant corporate transaction.

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
On July 6, 2022, in conjunction with the acquisition of Sling, Inc., we issued 1,338,228 shares of our Class A common stock to certain members of the management of Sling as restricted stock, as further described in Note 2, “Business Combinations” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.
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
None.

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

TOAST, INC.
(Registrant)

November 10, 2022	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

November 10, 2022	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

November 10, 2022	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer