Form 10-K
period 2022-12-31
Toast, Inc.
filed 2023-03-01
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issue its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2022, the last day of its most recently completed second fiscal quarter, based on the closing price of $12.94 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $5 billion.
The registrant had outstanding 357,008,583 shares of Class A common stock and 169,821,735 shares of Class B common stock as of February 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

•our future financial performance, including our revenue, costs of revenue or expenses, or other operating results;
•our ability to successfully execute our business and growth strategy;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our ability to effectively manage our growth and future expenses;
•our ability to maintain the security and availability of our platform;
•our ability to increase the number of customers using our platform;
•our ability to retain, and to sell additional products and services to, our existing customers;
•our ability to successfully expand in our existing markets and into new markets;
•our expectations concerning relationships with third parties;
•our estimated total addressable market;
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
•our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting;
•the increased expenses associated with being a public company;
•the impact of global financial, economic, political, and health events such as rising inflation, capital market disruptions, sanctions, economic slowdowns or recessions, or the COVID-19 pandemic on our business and the restaurant industry;
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
•If we fail to manage our growth effectively and efficiently, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
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
•Unfavorable conditions in the restaurant industry or the global economy could limit our ability to grow our business and materially impact our financial performance.
•We depend upon third parties to manufacture our products and to supply key components to our products. If these manufacturers or suppliers become unwilling or unable to provide an adequate supply of components, we may not be able to find alternative sources in a timely manner and our business would be impacted.
•Our future revenue will depend in part on our ability to expand the financial technology services we offer to our customers and increase adoption of those services.
•We rely on third-party payment processors to facilitate payments made by guests, payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
•A majority of our customers are small- and medium-sized businesses, which can be more difficult and costly to retain than enterprise customers, and are subject to increased impacts of economic fluctuations, which may adversely affect our business and operations.
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
•If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets or revenue and become subject to costly litigation to protect our rights.
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
•We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

PART I

Item 1. Business

Our Mission

Our mission is to empower the restaurant community to delight their guests, do what they love, and thrive.

Overview

Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of software as a service, or SaaS, products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of December 31, 2022, approximately 79,000 restaurant locations, processing over $92 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

Our Market

The approximately 860,000 restaurant locations in the United States are highly diverse and complex. In general, restaurants operate with low margins, high employee turnover, highly perishable products, and complex regulations. At the same time, the restaurant industry is undergoing foundational changes driven by heightened food cost due to inflation, labor constraints, evolving guest preferences, and the imperative to utilize technology and data to innovate. What was once primarily an on-site experience with antiquated solutions is now becoming an omnichannel experience with restaurants employing technology to enable a range of additional service models, including curbside pick-up, delivery, wholesale, and catering.

Consumer preference towards omnichannel dining options has continued to accelerate following the COVID-19 pandemic. With restaurants operating in an increasingly dynamic environment, it is critical that we provide our customers with the tools they need to drive revenue and best serve their guests. As the diversity of how guests order, where guests eat, and the means guests use to pay continues to grow, restaurants must constantly adapt to support these trends. We have seen this pattern result in an increase in the number of service models restaurants offer, allowing guests to choose the type of service that best suits them.

We believe we are in the early stages of capturing our addressable market opportunity. As of December 31, 2022, the locations on our platform represented less than 10% of the approximately 860,000 restaurant locations in the United States. Similarly, our Annualized Recurring Run-Rate, or ARR, as of December 31, 2022 was only about 2% of our total U.S addressable market opportunity of approximately $55 billion. We see a significant opportunity to increase sales to both new and existing customers, expand the usage of our platform outside the United States, and address the diverse needs of new and existing restaurant industry stakeholders.

Our Products and Platform

Toast’s all-in-one platform powers the entire restaurant community. Our portfolio spans several product categories: restaurant operations & point of sale, digital ordering & delivery, marketing & loyalty, team management, supply chain & accounting, financial technology solutions, and platform & insights. Alongside this platform, our commitment to customer success drives a differentiated customer experience, powers operational innovation, and enables our and our restaurants’ long-term growth and success.

As restaurants adopt more of our platform, our solutions work better together to drive even more success for them. For example, as restaurants adopt our digital ordering solutions such as Order & Pay and Online Ordering, they can collect guest data that was previously not available to them. This guest data can then fuel our marketing and loyalty solutions, increasing the likelihood of a return visit to the restaurant, thus helping increase sales or drive more guests to the restaurant’s online ordering channel with Toast, eliminating a third-party commission driving incremental margin for the restaurant.

Restaurant Operations & Point of Sale

•Software. Our Android-based software has been custom built for the restaurant industry and is the foundation that powers each of our vertically integrated solutions. Our proprietary software enables seamless connectivity across restaurant operations, guests, and employees, and drives a differentiated dining experience.

◦Toast POS: Our core software module integrates payment processing with point of sale functionality tailored for the needs of restaurants of all types and sizes. Our products help drive reduced wait times, optimize operations, and seamlessly handle payments. Toast POS is easy to use, leverages consumer technology, allows restaurant employees to quickly get up to speed on the software and seamlessly use it throughout their day. We provide color coded tables and kitchen tickets, mobile alerts, and guest text messaging to help keep restaurant staff on top of their service. For example, when a dish is ready, kitchen staff can alert the server right on their Toast Go or send a text message directly to a guest for a pick-up order.

◦Toast Invoicing: Our invoicing product allows restaurants to easily send invoices to customers and collect payment, streamlining operations and simplifying transactions for all types of orders and events.

◦Toast Mobile Order & Pay: Our order and pay solutions allow guests to scan a QR code to browse the menu, order, and pay, all from their mobile device. This allows restaurants to have additional flexibility in staffing while providing a great restaurant experience, driving sales, capturing guest insights, and reducing table turn times.

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

◦Toast Flex: Our proprietary hardware can be used for on-counter order and pay, but can also be used as a server station, guest kiosk, kitchen display system, or order fulfillment station, allowing the restaurant to “flex” our hardware to fit their specific needs. Toast Flex comes in different formats optimized for specific use cases and built to stand the real-world environment in a restaurant.

◦Toast Go: Our fully-integrated, handheld POS device enhances the guest experience and improves table turn times through tableside ordering and payment acceptance. Toast Go enables real-time menu updates, accelerated service, easy and accurate ordering, and contactless payments.

◦Toast Tap: Our proprietary card reader supports the acceptance of EMV-contactless payments for payment methods using Near Field Communication, or NFC, technology, EMV-dip payments for payment cards with an integrated chip, and magnetic stripe payments, creating a frictionless experience for our guests.

◦Kiosk: Our proprietary self ordering Kiosk puts guests in control of their dining experience, while freeing up staff to handle other duties.

Digital Ordering & Delivery

•Toast Online Ordering & Toast TakeOut: Our commission-free online ordering and consumer Toast TakeOut application simplifies the digital ordering experience for guests, increases order accuracy, and allows restaurants to reduce reliance on third parties for driving online orders. By providing restaurants with a software-based platform to take off-premise orders directly, we reduce phone orders, minimize double entry and other costly errors, and optimize the balance between dine-in and takeout.

•First-Party Delivery, Toast Delivery Services: Toast enables restaurants to offer delivery services in a variety of ways that can be tailored to their needs and operations. With first-party delivery, restaurants can manage their own fleet of drivers and customize delivery hours, zones, fees, and minimum ticket sizes. Toast Delivery Services enables restaurants to utilize a partner network of delivery drivers so restaurants can offer delivery to guests without needing their own fleet.

•Third-Party Delivery Integrations and Orders Hub: Through Toast Delivery Partners, we provide POS integrations for restaurants using third-party delivery services to streamline order intake, eliminate the need for extra third-party tablets, and sync menus in real-time.

Marketing and Loyalty

•Loyalty: Toast has designed a suite of guest-focused products to enhance a restaurant’s cash flow by driving further engagement with their guests. Our credit-card linked loyalty program automatically accrues points each time the guest swipes their card and offers can be customized by the restaurant to drive repeat visits and increased spend over time.

•Email Marketing: Our data driven insights allow restaurants to easily create and send email campaigns based on POS data such as visit frequency and spending patterns that are automatically built through daily guest interactions across our product suite.

•Toast Gift Cards: Toast allows customers to sell gift cards on their website or online ordering site and through physical branded cards.

Team Management

•Payroll & Team Management: Employee performance and satisfaction are important elements of a restaurant’s success. We have created a centralized hub that streamlines the entire employee onboarding, management, and payroll process. Integrated POS and payroll create a single employee record across systems, allowing for hours, tips, and employee data to synchronize seamlessly and helping managers get valuable time back.

•Sling for Toast: Employee management tools, such as Sling for Toast, provide streamlined scheduling and team communication. Through in-app messaging and multi-location team management, Sling for Toast helps restaurants staff more efficiently, better manage labor costs, and increase employee job satisfaction.

•Toast Pay Card & PayOut: Toast Pay Card & PayOut allows customers to offer eligible workers instant access to a portion of their tips and wages as soon as their shift ends, or in some cases, the next day.1

•Tips Manager: Our Tips Manager product automates the tip-pooling process, allowing customers to manage tips in one place, with credit card and cash tips automatically pulled through to Toast Payroll & Team Management.

•Partner-Enabled Products (Insurance & Benefits): Toast offers workers compensation, business owner policy, or BOP, insurance, automated 401k, as well as restaurant-specific add-ons, such as liquor liability insurance, through our partners therefore simplifying the procurement process for restaurants and providing much-requested benefits to their teams.

Supply Chain & Accounting

•xtraCHEF by Toast: xtraCHEF provides a suite of back-office tools for restaurants, including accounts payable automation, inventory management, ingredient price tracker, and recipe costing. xtraCHEF arms operators to take control of rising inventory costs, automate accounts payable, and streamline back-office tasks to help increase overall profitability.

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

1 Toast Pay Cards are issued by Sutton Bank, Member FDIC, pursuant to license by Mastercard®.

•Toast Capital: Toast Capital offers restaurants access to fast and flexible funding via loans advanced by our bank partner that are repaid along with fees through a daily holdback of credit card receipts. We are uniquely positioned to provide our restaurants with access to capital using patented systems for loan origination that incorporate data science models, historical point of sale data, and payment processing volume, and have created a straightforward process that can deliver urgently needed funds as soon as the next business day.

•Purchase Financing: We also offer a number of ways for customers to finance the upfront cost of Toast products, often one of the largest barriers to switching to or purchasing a new POS system. Our programs include access to 0% interest financing and Toast Easy Pay for investments made in Toast products. Toast Easy Pay allows customers to pay for hardware, onboarding and implementation, shipping and handling, and taxes as a percentage of sales with a 180-day lease. The flexibility we offer has had a measurable impact on our rapid location growth.

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

•Toast Partner Connect and APIs: Toast’s partner ecosystem allows our customers to customize their technology stack to meet their business needs, choosing from a curated portfolio of over 200 partners that deliver a broad spectrum of specialized solutions. Toast Partner Connect is a portal within Toast that allows customers to discover, select, and seamlessly connect their restaurant to our partners. Our suite of bi-directional application programming interfaces, or APIs, connects our partners to our workflows and data, and also allows our customers to connect custom applications and software to our ecosystem.

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

•Partner APIs. Toast has curated a portfolio of over 200 restaurant technology partners that utilize Toast APIs to deliver a broad range of specialized solutions.

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

Our Growth Strategy

Our strategy is to continue to invest in areas that align with our customers’ needs. We expect that both we and our customers will continue to realize the value of our platform as we scale, make enhancements to our technology, offer more products and services, and help restaurants increase revenue while saving time and money. Toast both drives and benefits from the success of our customers—when restaurants grow, Toast grows through higher payments volume and increased adoption of our full platform.

•Fuel efficient location growth with both new and existing customers. Despite our rapid growth and scale, we estimate that our current locations account for less than 10% of restaurant locations in the United States. We expect the restaurant industry to continue to shift toward innovative, digital, cloud-based solutions as restaurants seek to leverage technology to drive more growth and operate more efficiently. We therefore believe there is a substantial opportunity to grow our location footprint. To that end, we intend to invest in our field-based go-to-market engine, customer success through a combination of tailored onboarding services, customer support, and intuitive product design, as well as research and development of new products to serve the evolving needs of restaurants and provide solutions that cater to all segments of the restaurant industry. We also expect to see continued location growth among our existing customers, both as they open new locations and as we continue to roll out the Toast platform to more of our customers’ existing locations.

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

•Invest in and expand our product platform. We intend to further invest in research and development to expand the functionality of our current platform and to broaden the subscription services and financial technology solutions we offer. We believe our proven track record and continued strategy to build products that directly address key pain points for our stakeholders will differentiate us and help grow our addressable market. We also believe we have an opportunity to expand the ways in which we leverage the data on our platform to help our customers succeed.

•Further develop our partner ecosystem. Toast’s integrated platform currently connects customers to over 200 partners, providing our customers with the tools and features they need to run their business. Today, we have partnerships in place across a spectrum of solutions that include employee management, reservations, inventory, accounting, security, analytics, marketing and customer relationship management, loyalty, mobile pay, gift cards, online ordering, and digital signage. We intend to continue expanding our technology and channel partnerships to deliver even more value to our customers and increase the strategic nature of our platform.

•Selectively pursue inorganic growth. We intend to selectively explore inorganic product and technology growth opportunities to build out our portfolio and strengthen our ecosystem advantage. We believe that the scale of our partner ecosystem provides additional visibility into what products would be most valuable to our customers. For example, in July 2022, we announced the acquisition of Sling Inc., or Sling, to empower our customers to simplify scheduling and communication across their team, control their labor costs, and help increase employee satisfaction.

•Expand internationally. We believe there is a significant opportunity to expand usage of our platform outside of the United States. This growth strategy is in the early stages and is a long-term initiative. We are in the process of building an international sales team and investing in targeted research and development efforts to address this market opportunity.

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

We start with in-market sales teams that are deeply familiar with, and trusted by, the local community. This deep knowledge of the local food and beverage scene provides us with a competitive advantage. Our sales team is organized by three main functional areas: an acquisition team that is focused on new location growth and organized by restaurant size (i.e., number of locations per customer), an upsell team that focuses on expansion into the install base, and a growth team focused on sales enablement and operations.

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

Research and Development

Our product development strategy is based on typical inputs such as market and user research, strategy planning, and iterative financial analysis, but it is first and foremost based around our customer obsession and mission of empowering the restaurant community to delight guests, do what they love, and thrive. We believe strongly that this customer obsession and innovation on their behalf is the best long-term product strategy to help our customers outperform, and this strategy drives both the products we build and the partnerships we create within the restaurant ecosystem.

We organize our team with a full-stack development model, integrating product management, engineering, analytics, data science, and design. Our research and development teams are located in the United States, Europe, and India. Each location has a combination of product management, user experience design, software engineering, and quality assurance personnel.

Competition

The market is competitive and evolving rapidly. Our platform combines functionality from numerous product categories, and we therefore compete with a range of providers, including cloud-based point of sale platforms, legacy point of sale platform payments solutions, and point technology providers with products addressing specific front of house or back of house operations. We compete on the basis of a number of factors including:

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

Human Capital Resources

As of December 31, 2022, we had approximately 4,500 employees worldwide. We also engage consultants as needed to support our business and operations from time to time.

Core to our success is our passionate and diverse team of Toasters, led by a skilled and experienced leadership team with a proven track record of scaling leading platforms and organizations. With approximately two-thirds of our employees having previous work experience in the restaurant industry, we are truly driven by a love for amazing food, a love for delightful experiences and a love for the diverse community that restaurants represent. Our Toast values guide our culture, and support a sense of belonging among Toasters. We have not experienced any work stoppages and consider our employee relations to be strong.

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

Social Commitment

At Toast, we are committed to supporting causes that solve critical food issues and enrich the food experience for all. Driven by our commitment to local communities, in 2019 we launched a philanthropic branch, Toast.org, dedicated to solving critical food issues that impact communities across the United States. In furtherance of Toast’s values and these goals, we have joined the Pledge 1% movement. As a part of this initiative, in each of 2021 and 2022, we transferred 546,889 shares of Class A common stock, which represent our first two annual installments of the total 5,468,890 shares reserved by our Board of Directors as bona fide gifts to a charitable organization to fund our social impact initiatives through Toast.org.

We are also committed to minimizing our environmental footprint in an effort to mitigate climate change and began our efforts by conducting and disclosing our first greenhouse gas inventory in 2022.

Compensation, Well-being and Safety

Toast is committed to supporting employee safety and well-being. We offer competitive compensation and benefits that support our employees’ overall well-being, including healthcare, mental health support programs, and parental and family leave, as well as retirement savings and company match.

During the COVID-19 pandemic, we implemented changes to our operations and business practices to prioritize the safety of our Toasters and their families and to continue to deliver on our mission to help the restaurant industry thrive, including hybrid and remote working schedule accommodations, enhanced safety measures, and other tools and resources.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. As of December 31, 2022, we have 50 U.S. patent applications allowed/granted, and in addition we have 17 U.S. patent applications pending. Our issued patents are estimated to expire between 2036 and 2039. Such expiration dates may vary based on a variety of factors, including benefit claims, term adjustments, and/or extensions as well as the timely payment of maintenance fees. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

Additionally, states impose a variety of licensing requirements on entities engaged in certain insurance related activities. Our subsidiary, Toast Insurance Services, Inc., has obtained certain insurance related licenses from a majority of the 50 states plus Washington, D.C. As a result, we are currently subject to a variety of, and may in the future become subject to additional or newly enacted, state insurance laws and regulations in various jurisdictions.

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

Payroll Card and On-Demand Pay Regulations

Together with our bank partner, we offer a payroll card, which allows the restaurant’s employees to receive wages, tips, and other compensation from their employers. These debit cards are subject to federal and state financial services laws, as well as the payment card network rules and NACHA rules. The Durbin Amendment to the Dodd-Frank Act and its implementing regulation, Regulation II, limit the amount of interchange revenue that the bank partner may receive, and share with us, on transactions made using these cards.

Payroll cards are subject to additional consumer financial regulation under federal law and state law. For example, the Electronic Fund Transfer Act, and its implementing regulation, Regulation E, impose requirements on payroll cards, including requirements related to consumers’ rights and liabilities, treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, and access to account information. Additionally, state employment and payroll regulations impose regulations on the use of payroll cards to disburse wages and other compensation.

Further, proposals to adopt or change the statutes or regulations affecting on-demand pay services, such as PayOut, may periodically be promulgated by federal or state legislatures and government agencies. If enacted, those proposals could affect PayOut’s operating environment in substantial and unpredictable ways. These proposals may impact our ability to offer PayOut in a particular jurisdiction, or at all.

Stored Value Services

Stored value cards, gift cards and electronic gift certificates may trigger various federal and state laws and regulations. The customers who utilize our gift card processing products and services may be subject to these laws and regulations, which may include the Credit Card Accountability Responsibility and Disclosure Act of 2009.

Privacy and Consumer Information Security

In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including personal information, which subjects us to certain federal and state privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws, some of which are discussed below, impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of personal information, and, with limited exceptions, give consumers the right to prevent use of their personal information and disclosure of it to third parties. Such laws and regulations are subject to ongoing changes, and a number of new proposed or recently-passed laws or regulations in this area are expected to be applicable to our business.

In addition, under these laws and regulations, including the federal Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, we must disclose our privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The GLBA may restrict the purposes for which we may use personal information obtained from consumers and third parties. We may also be required to provide an opt-out from certain sharing.

Since the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020, our California business operations have been directly impacted in addition to an indirect impact on our operations nationwide. Subsequently, on January 1, 2023, the California Privacy Rights Act of 2020, an amendment to the CCPA, took effect along with the Virginia Consumer Data Protection Act, or the VCDPA. Additional US state-specific laws in Colorado, Connecticut and Utah will also become effective in 2023. While personal information that we process that is subject to the GLBA is exempt from the CCPA and many of these other state laws, the CCPA, the VCDPA and these additional state laws will regulate other personal information that we collect and process and impose new consumer rights and limitations around personal information.

Additionally, as we grow our business internationally, international privacy legislation such as the European General Data Protection Regulation, or the GDPR, the United Kingdom GDPR (and other local legislation) and Canada’s Personal Information Protection and Electronic Documents Act along with provincial legislation will similarly impact our operations.

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

Corporate Information

We were incorporated under the laws of Delaware in December 2011 under the name Opti Systems, Inc. We changed our name to Toast, Inc. in May 2012. Our principal executive offices are located at 401 Park Drive, Suite 801 Boston, Massachusetts 02215 and our telephone number is (617) 297-1005. Our website address is www.toasttab.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website to be part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Risks Related to Our Business and Business Development

If we fail to manage our growth effectively and efficiently, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.

We have experienced significant growth in recent periods, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to continue to invest in and seek to enhance our IT systems and capabilities, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure.

We must also attract, train, and retain qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel, and management personnel, without undermining our corporate culture of rapid innovation, teamwork, and attention to customer success that has been central to our growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. To support our growth, we expect to continue to invest in sales and marketing to increase sales of our platform and increase awareness of our brand and continue to invest in research and development to increase the functionality of our platform and to introduce additional related products and services. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments. If our management is unable to effectively and efficiently manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy.

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

Further, if customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer. This risk is particularly pronounced with restaurants, as each year a meaningful percentage of restaurants go out of business, and this risk has become particularly acute as a result of the COVID-19 pandemic, rising inflation and interest rates, and other recent global financial, economic, political, and health events that have impacted consumer behaviors and the restaurant industry.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the years ended December 31, 2022 and 2021, our revenue was $2,731 million and $1,705 million, respectively, representing a 60% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

•maintain, scale, and effectively manage our internal infrastructure systems, such as information strategy and sharing and interconnectivity between systems;

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

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. The ratio of card-not-present and debit card transactions as a proportion of the total payment transactions processed through our platform can fluctuate from time to time and may be impacted by global events such as the recent COVID-19 pandemic, which may lead to corresponding fluctuations in our revenue and gross profit.

A majority of our customers are SMBs, which can be more difficult and costly to retain than enterprise customers, and are subject to increased impacts of economic fluctuations, which may adversely affect our business and operations.

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

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, including those caused by the recent COVID-19 pandemic, rising inflation and interest rates, and economic downturns. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

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

We closed multiple acquisitions since 2019. In addition to these recent acquisitions, we may in the future acquire or invest in other businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of our past or future acquisitions.

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

In addition, we have previously acquired and may in the future pursue acquisitions of companies with extensive operations outside the United States. These types of acquisitions often involve additional or increased risks compared to acquisitions of operations within the United States.

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

Although we currently do not derive significant revenue from customers located outside the United States, the long-term potential of our business will depend in part on our ability to expand our business into international markets. We have recently made an initial investment to establish our international presence and plan to continue such efforts, which has and may continue to be accomplished in part through acquisitions of companies located outside of the United States. However, we have limited experience with international customers and in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States.

Conducting international operations subjects us to risks that we have not generally faced in the United States, including but not limited to:

•managing geographically separate organizations, systems, and facilities;

•challenges caused by language, cultural, and ethical differences;

•difficulties in staffing and managing foreign operations, including employment laws and regulations;

•presence of more established competitors and/or local competitors favored by local business practices;

•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including data privacy, employment, tax, anti-money laundering, and anti-bribery laws and regulations and sanction regimes, including but not limited to, additional exposure to GDPR, rules and programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations;

•different pricing environments, sales cycles, and collections issues;

•financial and other impacts to our business resulting from fluctuations in currency exchange rates and unit economics across multiple jurisdictions;

•increased financial accounting and reporting burdens and complexities;

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

We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information, however, we have experienced security incidents in the past, and we may face additional security incidents in the future. Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced system outages in the past, including in some cases as a result of disruptions at our third-party vendors, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures and similar events.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $275 million and $487 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1,377 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Following the completion of our initial public offering, or IPO, the stock-based compensation expense related to our restricted stock units, or RSUs, and other outstanding equity awards has resulted in an increase in our expenses and will result in increases in our expenses in future periods.

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

Our operating results may vary based on the impact of global events and macroeconomic conditions, such as inflation and its potential impact on consumer spending, rising interest rates, global supply chain issues, and pandemics. For example, the COVID-19 pandemic impacted our business and operations in a variety of ways, including supply chain challenges, disruptions in our sales and marketing efforts, restrictions in our ability to conduct research and development and other business activities, uncertainty in restaurant technology spending, and fluctuation on the payment volume processed through our platform. In addition, during the COVID-19 pandemic, we conducted a reduction in force in April 2020, and re-prioritized our capital and investment.

Furthermore, our revenue growth and potential profitability depend on demand for business management software and platforms serving the restaurant industry. Historically, during economic downturns, there have been reductions in spending on IT as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among SMBs, which comprise the majority of our customer base. If economic conditions deteriorate, our current and prospective customers may elect to decrease their IT budgets, which would limit our ability to grow our business and adversely affect our operating results.

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

Under our agreement with our bank partner, on a monthly basis, we are obligated to purchase loans made in a particular quarter that have been (or are scheduled to be) charged off, are otherwise non-performing, or do not satisfy our bank partner’s credit policy, unless such purchase would cause the principal amount of such purchased loans to exceed 15% of the original principal amount of loans made in the applicable quarter. As a result of this potential repurchase obligation, and our servicing fee and credit performance fee, we are subject to credit risk on the loans extended by our bank partner under this program. Accordingly, if we fail to accurately predict the likelihood of default or timely repayment of loans, our business may be materially and adversely affected. For example, if more of our customers cease operations, experience a decline in their revenue, or engage in fraudulent behavior and are not able to repay their loans, our business may be materially and adversely affected. A decline in macroeconomic conditions could increase the risk of non-payment or fraud and could also lead to a decrease in the number of customers eligible for loans or financing. In addition, although our bank partner acts as the lender with respect to these working capital loans, we are subject to numerous contractual and regulatory requirements in connection with our marketing and servicing activities in connection with these loans. If we were to fail to comply with these requirements, we could be subject to liability, regulatory sanctions, or claims by our customers or our bank partner, and our bank partner could terminate its relationship with us.

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

We have outstanding debt obligations that restrict our ability to incur additional indebtedness and require us to maintain specified minimum liquidity amounts, among other restrictive covenants. The terms of any additional debt financing may be similar or more restrictive.

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

Our operations and customer base are currently concentrated in the United States. Therefore, we have limited foreign currency diversification and exposure. However, our foreign currency diversification and exposure may increase as international sales of our products and services increase over time. Our revenue and profits generated by any non-U.S. operations may fluctuate from period to period as a result of changes in foreign currency exchange rates. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenue and profits we derive from our non-U.S. operations and adversely affect our business.

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

As of December 31, 2022, we had accumulated $597 million and $573 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $513 million have an indefinite carryforward period but may not offset more than 80% of current taxable income annually in accordance with the Tax Cuts and Jobs Act of 2017, and $85 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

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

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage does not cover a particular loss or is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities, but our insurance may not cover 100% of the costs and losses from all events. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. Further, some of our agreements with customers may require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these customer agreements.

We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage by a material amount. If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, or self-insured retentions. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.

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

Some of our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with restaurants, larger existing user bases in certain markets, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Additionally, some potential customers in the restaurant industry, particularly large organizations, have elected, and may in the future elect, to develop their own business management and point of sale software and platforms. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding internationally. As we expand our business by selling subscriptions to our platform in international markets, we will also face competition from local incumbents in these markets.

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

Risks Related to Our Partners and Other Third Parties

We rely on third-party payment processors to facilitate payments made by guests, payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to facilitate payments made by guests and payments made to customers on our platform. While we may continue to seek payment processing relationships with additional payment processors from time to time, we expect to continue to rely on a limited number of payment processors for the foreseeable future. We have experienced interrupted operations with respect to payments processed through our third-party payment partners, which in some cases resulted in the temporary inability of our customers to collect payments from their guests through our platform and disruptions in certain features, and we may experience similar events in the future. In the event that any of our current or future third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents have resulted in and may result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations. It would be difficult to replace third-party processors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

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

We depend upon third parties to manufacture our products and to supply key components necessary to manufacture our products. We do not have long-term agreements with all of our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of components, we may not be able to find alternative sources in a timely manner and our business would be impacted.

Many of the key components used to manufacture our products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as the recent COVID-19 pandemic), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in recent years, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems, and other IT equipment that use these chips, has resulted in an ongoing global shortage of chips. As a result, our ability to source semiconductor chips used in our hardware products has been adversely affected. This shortage may result in increased component delivery lead times, delays in the production of our hardware products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our hardware products to support our existing customers and to support our growth through sales to new customers may be adversely affected.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, or if we are affected by adverse global supply chain dynamics, we may incur unexpected production disruption, storage, transportation, and write off costs, which may harm our business and operating results. For example, we have recently experienced elevated freight costs and expect such cost to remain elevated in the near-term, which may adversely impact our hardware costs and our profitability. Given the uncertainty and instability of global economic and political environment, we cannot predict how, the duration of and the extent to which our operations and financial results may be affected.

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

The restaurant technology industry and the offering of financial products therein is relatively nascent and rapidly evolving. We are or may become subject to a variety of laws and regulations. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, online credit card payments and other electronic payments, money transmission and money services, payment and payroll processing, on-demand pay, lending and loan brokering, loan servicing, debt collection, insurance, financial services, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, accessibility, wages, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of existing and new laws, and whether they are applicable to us, is often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

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

Illegal or improper activities of customers or customer noncompliance with laws and regulations governing, among other things, online credit card payments, financial services, gratuities, pricing and commissions, insurance, data retention, privacy, data security, consumer protection, wages, and tax could expose us to liability and adversely affect our business, brand, financial condition, and results of operations. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal or improper activities by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation.

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities, and a failure to comply with the laws and regulations applicable to us could have a material adverse effect on our business.

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities designed to protect our customers and guests of our customers when using our financial technology solutions. In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, and the Dodd Frank Act. We must also comply with laws related to lending, loan brokering, loan servicing, debt collection, on-demand pay, insurance, money laundering, money transfers, and advertising, as well as a number of domestic and international privacy and information security laws, including the CCPA and the GDPR. Noncompliance with these privacy and security laws could result in significant penalties and remediation obligations. For example, under the GDPR, noncompliance can result in penalties up to the greater of 4% of worldwide annual revenue or €20 million depending on the circumstances. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

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

Our subsidiary, Toast Processing Services LLC, or TPS, holds or is in the process of obtaining money transmitter licenses or similar authorizations in multiple states where they may be required in order for us to offer our payroll processing products. Each of the issuers of licenses has the authority to supervise and examine our activities. Licensing determinations are matters of regulatory interpretation and could change over time. For example, certain states may have a more expansive view than others of what activities qualify as lending, loan brokering, loan servicing, debt collection, on-demand pay, money transmission, or payroll processing and require a license. Government authorities could disagree with our licensing position or our reliance on certain exemptions from licensing requirements or determine that Toast, TPS, or another Toast subsidiary or affiliate should have applied for licenses sooner, and they could require us to obtain such licenses, fine us for unlicensed activity, require us to enter into a consent agreement, or subject us to other investigations and enforcement actions. They could also require us to cease conducting certain aspects of our business until we are properly licensed or deny us a license. An adverse licensing determination or the revocation of a license in one jurisdiction could adversely affect our licensing status in other jurisdictions. There can be no assurance that we will be able to obtain any such licenses, and, even if we are able to do so, we could be required to make products and services changes in order to obtain and maintain such licenses, which could have a material and adverse effect on our business. As we obtain such licenses, we are and will become subject to many additional requirements and limitations, including those with respect to the custody of customer funds; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership, or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents. The cost of obtaining and maintaining licenses can be material.

Our subsidiary, Toast Insurance Services, Inc., and certain personnel hold insurance related licenses. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with insurance laws and regulations and we may be subject to fines, enforcement actions, void contracts, or our insurance operations in that state may be suspended or prohibited in the event of any non-compliance. If we, or our licensed personnel, apply for new licenses, we may become subject to additional licensing requirements, which we may not be in compliance with at all times.

Our relationship with our bank partner that makes loans to our customers may subject us to regulation as a service provider.

The working capital loans that we market to our customers are made by our bank partner. We are a service provider of this bank, providing marketing and loan administration services. Our contract with our bank partner requires us to comply with state and federal lending and servicing-related laws and regulations. In addition, the payroll cards that are offered to our customers’ workers are issued by a bank partner. We are a service provider of this bank, providing marketing and account administration services. Our contract with the bank partner requires us to comply with state and federal laws and regulations (including laws that apply only to the bank directly). These contracts with bank partners may make us responsible for program compliance. In the future, we may enter into similar partner arrangements with other state or federally chartered financial institutions that may require us to comply with the laws to which such third parties are subject. As a service provider to financial institutions, such as banks, we are or may become subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, the FDIC, the Consumer Financial Protection Bureau, or CFPB, and various other federal and state regulatory authorities. We also may be subject to similar review by state agencies that regulate our partner financial institutions.

We may be considered a “bank service provider” to our bank partners, and therefore be subject to supervision and regulation by the FDIC in connection with its supervision of the banks. On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance would cover relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention to institutions that engage in significant lending activities through third parties. The guidance would require at least one examination every 12 months, and it would include supervisory expectations for third-party lending risk management programs and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. The future formal adoption of this guidance could impose increased operating costs on us. It could also have a material negative impact on our partner financial institutions by making bank service provider arrangements more costly. As a result, we may have increased difficulty in establishing or maintaining such arrangements, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Failure to comply with anti-money laundering, economic and trade sanctions regulations, the FCPA, and similar laws could subject us to penalties and other adverse consequences.

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

In jurisdictions where we are involved in providing payroll processing services, including as a result of our acquisition of StratEx Holdco, LLC, or StratEx, we may be required to apply for a state money transmitter or similar license or registration. StratEx had not historically obtained state money transmitter licenses in connection with its payroll services based on the position that it has the benefit of various state exemptions relating, among other things, to the nature of the payroll and other services that it provides. Nevertheless, governmental authorities in various states may determine that such exemptions were not available and that StratEx was required to comply with state money transmitter licensing requirements. We are applying for state money transmitter licenses for TPS, which will be administering our payroll processing services after such licenses are obtained. In the course of such license applications, or otherwise, one or more state governmental authorities may determine that the activities conducted by StratEx required a money transmitter or similar license and assess fines related to the activities that StratEx engaged in on an unlicensed basis.

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

As we seek to build a trusted and secure platform for and to expand our network of customers and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. Domestically, this includes federal as well as state-specific legislation, including but not limited to the CCPA and the Virginia Consumer Data Protection Act, or the VCDPA. Additionally, a number of new US state-specific privacy laws in Colorado, Connecticut and Utah will become effective in 2023. As we expand internationally, international privacy laws pertaining to the processing and security of personal information become more relevant to our business, including but not limited to the GDPR, the United Kingdom GDPR and local privacy legislation, as well as Canadian privacy legislation, including Canada’s Personal Information Protection and Electronic Documents Act and local provincial legislation. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

As noted above, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the CCPA, which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

Additionally, on January 1, 2023, the California Privacy Rights Act, or the CPRA, went into effect and amended the CCPA. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and imposing additional personal information processing and use limitations. The CPRA amendment to the CCPA also creates a new state agency that will be vested with authority to implement and enforce the CCPA. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws, such as the VCDPA, impose similar privacy obligations as the CCPA and we anticipate that more states may enact legislation similar to the CCPA, the VCDPA and the forthcoming state privacy laws in 2023, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA and the additional state-specific privacy laws noted above have prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting customer and guest expectations, or contractual obligations, both in the U.S. and internationally. We post on our website our privacy statement and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the CCPA, VCDPA and similar laws in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. This also applies in the context of international privacy legislation such as the GDPR, UK GDPR and applicable Canadian privacy legislation. Any failure, real or perceived, by us to comply with our posted privacy statements or notices, changing customer and guest expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

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

Changes in tax laws or accounting principles could affect our future worldwide effective tax rate. The Inflation Reduction Act, or IRA, which was enacted in August 2022, included provisions for a 15% minimum tax on adjusted financial statement income of certain large corporations, as well as an excise tax on certain share buybacks by public corporations. Additionally, various countries and organizations such as the Organization for Economic Cooperation and Development are in the process of considering changes to existing frameworks that could impact our company if proposed or new laws are enacted in countries where we operate our business. These recent domestic and global tax developments could increase our future tax liability, which in turn could adversely impact our business and future profitability.

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

Risks Related to Our Intellectual Property

If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets or revenue and become subject to costly litigation to protect our rights.

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

•general economic conditions, such as rising inflation and interest rates, global recessionary conditions, and slow or negative growth of our markets; and

•other events or factors, including those resulting from hostilities or wars (such as the conflict between Russia and Ukraine), incidents of terrorism, natural disasters, public health concerns or epidemics (such as the COVID-19 pandemic), or responses to these events.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, we had 169,933,289 shares of Class B common stock outstanding, representing approximately 83% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 85% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

We are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, which requires us to document and test our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with this annual report on Form 10-K. In support of such certification, we were required to document and make significant changes and enhancements, including hiring personnel and establishing our internal audit functions. Likewise, our independent registered public accounting firm was required to provide an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. We anticipate to continue investing significant resources to develop and refine our disclosure controls and other procedures.

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

We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting as of December 31, 2022, related to ineffective information technology general controls, or ITGCs, in the area of user access over certain IT systems that support our revenue financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also ineffective. Although the material weakness identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control weaknesses constitute a material weakness and that our internal control was not effective as of December 31, 2022.

Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. In particular, we are taking steps to remediate this material weakness by (i) creating and filling an IT Compliance Oversight function; (ii) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (iii) increasing the extent of oversight and verification checks included in operation of user access controls and processes; (iv) deploying additional tools to support administration of user access; and (v) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors. The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective.

While we are designing and implementing new controls and measures to remediate this material weakness as noted above, we cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Boston, Massachusetts, pursuant to an operating lease that expires in 2029. We use this facility for administration, sales and marketing, technology and development and professional services. We lease additional offices in North America, Europe and Asia for sales, professional services, and other personnel. We believe that these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

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

Holders of Record

As of December 31, 2022, there were 357 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2022, there were 100 holders of record of our Class B common stock.

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

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 22, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2022. The graph uses the closing market price on September 22, 2021 of $62.51 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

125
100
75
50
25
0
Dollars
9/22/21
12/31/21
3/31/22
6/30/22
9/30/22
12/30/22
Trade Date
TOST
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities

In November 2022, we issued and donated 546,889 shares of Class A common stock to an independent donor advised fund to further our philanthropic goals through our Toast.org initiative, for consideration consisting of the benefit to the Company related to the purpose of the independent donor advised fund. The offer, sale, and issuance of the securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act under the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds From the IPO

Our initial public offering of our Class A common stock was effected pursuant to a Registration Statement on Form S-1 (File No. 333-259104) which was declared effective by the SEC on September 21, 2021. There has been no material change in the planned use of proceeds from our initial public offering as described in our Registration Statement and other periodic reports filed with the SEC.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

•Results of Operations. This section provides an overview and analysis of our financial results for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

OVERVIEW

Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of December 31, 2022, approximately 79,000 restaurant locations, processing approximately $92 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

On September 24, 2021, we completed our initial public offering, or IPO, in which we issued and sold 25,000,000 shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase additional 3,260,869 shares. We received net proceeds of $944 million after deducting underwriting discounts, commissions, and other offering costs.

Recent Developments in Macroeconomic Environment

Global events and macroeconomic conditions such as inflation and its potential impact on consumer spending, rising interest rates, global supply chain issues and the COVID-19 pandemic have impacted and may continue to impact our business. While our business results remain positive, it is difficult to predict the potential impact these factors may have on our future business results because of the uncertainty they have produced or will produce among consumers and the restaurant industry.

Key Business Metrics

	Year Ended December 31,			2022 to 2021	2021 to 2020

(dollars in billions)	2022	2021	2020	% Growth	% Growth
Gross Payment Volume (GPV)	$91.7	$57.0	$25.4	61%	124%

	As of December 31,			2022 to 2021	2021 to 2020

(dollars in millions)	2022	2021	2020	% Growth	% Growth
Annualized Recurring Run-Rate (ARR)	$901	$568	$326	59%	74%

	As of December 31,			2022 to 2021	2021 to 2020

	2022	2021	2020	% Change	% Change
Net Retention Rate (NRR)	118%	135%	114%	(17)%	21%

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

Annualized Recurring Run-Rate (ARR)

We monitor Annualized Recurring Run-Rate as a key operational measure of the scale of our subscription and payment processing services for both new and existing customers. To calculate this metric, we first calculate recurring run-rate on a monthly basis. Monthly Recurring Run-Rate, or MRR, is measured on the final day of each month for all restaurant locations live on our platform as the sum of (i) our monthly billings of subscription services fees, which we refer to as the subscription component of MRR, and (ii) our in-month adjusted payments services fees, exclusive of estimated transaction-based costs, which we refer to as the payments component of MRR. MRR does not include fees derived from Toast Capital or related costs. MRR is also not burdened by the impact of SaaS credits offered.

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

Financial technology solutions. Revenue from financial technology solutions consists primarily of transaction-based fees paid by customers to facilitate their payment transactions, which are generally calculated as a percentage of the total transaction amount processed plus a per-transaction fee. The transaction fees collected are recognized as revenue on a gross basis. Financial technology solutions revenue also includes fees earned from marketing and servicing working capital loans to our customers through Toast Capital that are originated by a third-party bank. In these arrangements, Toast Capital’s bank partner originates all loans, and Toast Capital then services the loans using Toast’s payments infrastructure to remit a fixed percentage of daily sales until the loan is paid back. Toast Capital is responsible for purchasing from our bank partner loans in default (or that have been or are scheduled to be charged off) until the aggregate principal amount of such purchased loans equals 15% of the total originated amount for each quarterly loan cohort. Toast Capital earns a servicing fee as well as a credit performance fee that is tied to the portfolio performance.

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

Hardware. Hardware costs consist of raw materials and the cost of manufacturing and shipping hardware sold to customers, including terminals, tablets, handhelds, and related devices and accessories. Included in the manufacturing and shipping costs are employee-related costs, professional services costs, and allocated overhead associated with our supply chain and fulfillment teams.

Professional services. Professional services costs consist primarily of employee-related costs and allocated overhead associated with our onboarding team, along with fees paid to third-party service providers engaged to perform installations and other services.

Amortization of acquired intangible assets. Amortization of acquired intangible assets is related to technologies acquired through acquisitions that have the capability of producing revenue.

Operating Expenses

During the year ended December 31, 2020, we incurred certain costs, including severance, lease exit costs, and accelerated depreciation of property and equipment, in connection with a reduction in workforce resulting from changes to our operations as a result of the COVID-19 pandemic.

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

General and administrative. General and administrative expenses consist primarily of expenses related to management and administrative functions, including finance, legal, human resources, and information technology. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, information technology, and tax and accounting services, as well as bad debt and credit related expenses.

Other Income (Expenses)

Our other income and expenses consist of the following:

Interest income (expense), net. Consists of interest earned from cash held in money market accounts, interest earned on our marketable securities, offset by interest incurred on our convertible notes, which were issued in June 2020 and repaid in June 2021.

Change in fair value of warrant liability. Represents the change in the fair value of our warrant liability related to warrants issued to purchase shares of our convertible preferred stock and our common stock. The warrant liability is remeasured at fair value at each reporting date which could have a significant effect on other income (expense) and our results of operations during each period. The fair value is based on the trading price of our Class A common stock, as well as other relevant valuation inputs, including estimated volatility of our Class A common stock, strike price, relevant risk-free interest rates, and time to expiration of the warrants, and may fluctuate in subsequent periods.

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

Income Tax Benefit (Expense)

Income tax benefit (expense). Consists of U.S. federal and state income tax as well as international taxes in various foreign jurisdictions for the year ended December 31, 2022. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between U.S. generally accepted accounting principles and local tax laws.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022, 2021, and 2020

Discussions related to year-over-year comparisons between 2021 and 2020 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, and incorporated herein by reference.

The following table summarizes our results of operations for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Revenue:
Subscription services	$324	$169	$101
Financial technology solutions	2,268	1,406	644
Hardware	113	112	64
Professional services	26	18	14
Total revenue	2,731	1,705	823
Costs of revenue:
Subscription services	112	63	40
Financial technology solutions	1,792	1,120	509
Hardware	215	152	85
Professional services	96	52	45
Amortization of acquired intangible assets	5	4	4
Total costs of revenue (1)	2,220	1,391	683
Gross profit	511	314	140
Operating expenses:
Sales and marketing (1)	319	190	138
Research and development (1)	282	163	109
General and administrative (1)	294	189	113
Total operating expenses	895	542	360
Loss from operations	(384)	(228)	(220)
Other income (expenses):
Interest income (expense), net	11	(12)	(12)
Change in fair value of warrant liability	95	(97)	(8)
Change in fair value of derivative liability	—	(103)	(7)
Loss on debt extinguishment	—	(50)	—
Other income (expense), net	1	—	(1)
Loss before benefit from income taxes	(277)	(490)	(248)
Benefit from income taxes	2	3	—
Net loss	$(275)	$(487)	$(248)

(1)Includes stock-based compensation expense recognized for the years ended December 31, 2022, 2021, and 2020 as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Costs of revenue	$33	$12	$7
Sales and marketing	50	24	16
Research and development	72	48	30
General and administrative	73	58	33
Total stock-based compensation expense	$228	$142	$86

Revenue

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Subscription services	$324	$169	$101	$155	92%	$68	67%
Financial technology solutions	2,268	1,406	644	862	61%	762	118%
Hardware	113	112	64	1	1%	48	75%
Professional services	26	18	14	8	44%	4	29%
Total revenue	$2,731	$1,705	$823	$1,026	60%	$882	107%

The increase in subscription services revenue during the year ended December 31, 2022 was attributed to growth in live restaurant locations and the continued increase in the number of products adopted by both new and existing customers.

The increase in financial technology solutions revenue during the year ended December 31, 2022 was attributable to the increase in live restaurant locations and the increase in GPV per processing location, which was due to both higher consumer demand and higher average transaction values.

Hardware revenue increased slightly during the year ended December 31, 2022, primarily due to an increase in hardware sales to new locations and upsell sales to existing locations, mostly offset by the impact of pricing and packaging related to bundled sales. Pricing and packaging of bundled sales benefited revenue in the prior year compared to a negative impact in the current year.

The increase in professional services revenue during the year ended December 31, 2022 was primarily driven by the increase in new live locations.

Costs of Revenue

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Subscription services	$112	$63	$40	$49	78%	$23	58%
Financial technology solutions	1,792	1,120	509	672	60%	611	120%
Hardware	215	152	85	63	41%	67	79%
Professional services	96	52	45	44	85%	7	16%
Amortization of acquired intangible assets	5	4	4	1	25%	—	—%
Total costs of revenue	$2,220	$1,391	$683	$829	60%	$708	104%

The increase in subscription services costs during the year ended December 31, 2022 was primarily attributable to an increase in employee-related and overhead costs and contractor services as well as stock-based compensation expense. Higher employee-related costs were driven primarily by increased employee headcount.

The increase in financial technology solutions costs during the year ended December 31, 2022 was due to an increase in GPV.

The increase in hardware costs during the year ended December 31, 2022 was attributable to higher shipment volume as a result of growth in new restaurant locations and higher product costs.

The increase in professional services costs during the year ended December 31, 2022 was primarily due to an increase in employee-related and overhead costs and contractor services as well as stock-based compensation expense.

We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new locations.

Operating Expenses

Sales and Marketing

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Sales and marketing	$319	$190	$138	$129	68%	$52	38%

The increase in sales and marketing expenses during the year ended December 31, 2022 was primarily attributable to a $77 million increase in employee-related and overhead costs and a $26 million increase in stock-based compensation. Higher employee-related costs were driven primarily by increased employee headcount.

We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our field-based sales team, increase demand generation, and enhance our brand awareness. We expect sales and marketing expenses as a percentage of revenue will vary from period-to-period over the short-term and decrease over the long-term.

Research and Development

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Research and development	$282	$163	$109	$119	73%	$54	50%

The increase in research and development expenses during the year ended December 31, 2022 was primarily attributable to a $75 million increase in employee-related and overhead costs and a $24 million increase in stock-based compensation. Higher employee-related costs and stock-based compensation was driven by increased employee headcount.

We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and related products and services. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities and innovate over the long-term.

General and Administrative

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
General and administrative	$294	$189	$113	$105	56%	$76	67%

The increase in general and administrative expenses during the year ended December 31, 2022 was primarily attributable to employee-related and overhead costs and stock-based-compensation due to increased headcount, as well as bad debt and credit related expenses mainly due to growth in our Toast Capital product offering. Employee-related and overhead costs, stock-based compensation, and bad debt and credit related expenses increased $48 million, $15 million, and $34 million, respectively.

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

Interest Income (expense), net

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Interest income	$11	$(12)	$(12)	$23	(192)%	$—	—%

The increase in interest income (expense), net in 2022 as compared to 2021 was attributable to higher interest income generated on our investments in marketable securities, as well as decreases in interest expense due to the repayment of convertible notes in 2021. We made our initial investment in marketable securities in October 2021.

Change in Fair Value of Warrant Liability

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Change in fair value of warrant liability	$95	$(97)	$(8)	$192	(198)%	$(89)	1113%

The change in fair value of warrant liability in 2022 was primarily attributable to a lower value of common stock underlying outstanding warrants at the end of the period compared to the beginning of the period.

Change in Fair Value of Derivative Liability

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Change in fair value of derivative liability	$—	$(103)	$(7)	$103	(100)%	$(96)	1371%

The decrease in expense associated with the change in fair value of derivative liability for the year ended December 31, 2022 was due to the repayment of our convertible notes in June 2021 and the extinguishment of the corresponding liability.

Loss on Debt Extinguishment

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Loss on debt extinguishment	$—	$(50)	$—	$50	(100)%	$(50)	(100)%

The loss on debt extinguishment for the year ended December 31, 2021 was due to the repayment of our convertible notes in June 2021.

Other Income (Expense), Net

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Other income (expense), net	$1	$—	$(1)	$1	100%	$1	(100)%

Other income (expense), net remained materially consistent in 2022 as compared to 2021.

Benefit from Income Taxes

	Year Ended December 31,			2022 to 2021 Change		2021 to 2020 Change
(dollars in millions)	2022	2021	2020	Amount	%	Amount	%
Benefit from income taxes	$2	$3	$—	$(1)	(33)%	$3	(100)%

The income tax benefit for the years ended December 31, 2022 and 2021 was due to deferred tax benefit associated with the partial release of our pre-existing valuation allowance. The valuation allowance release arose from deferred tax liabilities that were brought on through the acquisitions of Sling and xtraCHEF, that served as new sources of income.

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

Net Loss (GAAP) and Adjusted EBITDA (Non-GAAP)

Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income (expense) net, other income (expense), net, acquisition expenses, fair value adjustments on warrant and derivative liabilities, expenses related to COVID-19 pandemic initiatives resulting from a reduction of workforce in 2020, expenses related to early termination of leases, loss on debt extinguishment, charitable contribution stock-based expense, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net loss	$(275)	$(487)	$(248)
Stock-based compensation expense and related payroll tax	232	144	86
Depreciation and amortization	24	21	27
Interest (income) expense, net	(11)	12	12
Other (income) expense, net	1	—	1
Acquisition expenses	2	1	—
Change in fair value of warrant liability	(95)	97	8
Change in fair value of derivative liability	—	103	7
Reduction of workforce	—	—	10
Termination of leases	(1)	1	3
Loss on debt extinguishment	—	50	—
Charitable contribution stock-based expense	10	19	—
Income tax benefit	(2)	(3)	—
Adjusted EBITDA	$(115)	$(42)	$(94)

Net Cash (Used in) Provided by Operating Activities (GAAP) and Free Cash Flow (Non-GAAP)

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

The following table presents a reconciliation of free cash flow to the net cash provided by (used in) operating activities for each of the periods presented:

	Year Ended December 31,
(in millions)	2022	2021	2020

Net cash (used in) provided by operating activities	$(156)	$2	$(125)
Purchase of property and equipment	(16)	(12)	(28)
Capitalized software	(17)	(7)	(8)
Free cash flow	$(189)	$(17)	$(161)

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the IPO, we received net proceeds of $950 million after deducting underwriting discounts and commissions and invested them into interest-generating marketable securities and money market accounts.

Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of December 31, 2022, we had cash and cash equivalents of $547 million, excluding cash held on behalf of customers of $60 million, restricted cash of $28 million, marketable securities of $474 million, and $330 million available under our revolving credit facility. Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. government agency securities, asset-backed securities and U.S. Treasury securities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash (used in) provided by operating activities	$(156)	$2	$(125)
Net cash used in investing activities	(98)	(503)	(36)
Net cash provided by financing activities	38	759	594
Net (decrease) increase in cash, cash equivalents and restricted cash	$(216)	$258	$433

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $156 million as a result of our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, the change in fair value of our warrant liabilities, depreciation and amortization, as well as a use of cash for working capital. The change in working capital was primarily driven by higher inventory balances, in part due to the opening of a new facility, as well as higher deferred costs, partially offset by higher accrued expenses and other current liabilities related to our growth in GPV.

For the year ended December 31, 2021, net cash provided by operating activities was $2 million. This resulted from our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, the change in fair value of derivative liability, the change in fair value of warrant liabilities, loss on debt extinguishment, depreciation and amortization, as well as a use of cash for working capital. The change in working capital was primarily driven by higher deferred costs mostly related to sales compensation and higher prepaid expenses as a result of hardware purchases, partially offset by higher accrued expenses and other current liabilities related to our growth in GPV.

Investing Activities

For the year ended December 31, 2022, cash used in investing activities was $98 million, which consisted primarily of cash paid for purchases of marketable securities and cash paid for an acquisition, partially offset by proceeds from sales and maturities of marketable securities.

For the year ended December 31, 2021, cash used in investing activities was $503 million, which consisted primarily of cash paid for purchases of marketable securities, cash paid for an acquisition, purchases of property and equipment and cash paid for capitalized software.

Financing Activities

For the year ended December 31, 2022, cash provided by financing activities was $38 million, which consisted primarily of an increase in customer funds obligations and proceeds from the exercise of stock options.

For the year ended December 31, 2021, cash provided by financing activities was $759 million, which consisted of proceeds from our IPO, a change in customer funds obligations, proceeds from the exercise of stock options, and proceeds from the issuance of restricted stock, partially offset by repayments of our convertible notes.

Debt

On June 8, 2021, we entered into a senior secured credit facility, or the 2021 Facility, which includes a revolving line of credit equal to $330 million. Interest on outstanding loans under the revolving line of credit is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. Subsequent to December 31, 2022, interest on outstanding loans will be accrued based on Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of December 31, 2022, no amount was drawn and outstanding under the 2021 Facility which had $330 million available for borrowings. As of December 31, 2022 and 2021, there were $8 million and $13 million of letters of credit outstanding, respectively.

As a result of entering into the 2021 Facility, we became obligated to prepay or redeem convertible notes issued in June 2020. On June 21, 2021, we prepaid all of the outstanding convertible notes with a carrying amount of $183 million, including principal and accrued interest, net of an unamortized discount, for an aggregate cash amount of $249 million, which included an applicable redemption premium. Please refer to Note 9, "Debt" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for further information on this transaction.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

As of December 31, 2022, our contractual obligations consisted of: (i) operating lease commitments of $112 million, of which $17 million is due in 2023 and $95 million is due thereafter, and (ii) purchase commitments of $231 million, a majority of which are due in 2023. Please refer to Note 8, "Lessee Arrangements" and Note 18, "Commitments and Contingencies" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for a discussion on our lease and purchase commitments.

Please refer to Note 6, "Loan Servicing Activities and Acquired Loans Receivable, Net" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for discussion of credit exposure related to our financial guarantees as of December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments are related to revenue recognition, business combinations and other acquired intangible assets, and stock-based compensation expense. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

During the years ended December 31, 2022, 2021, and 2020, we generated revenue through four revenue streams, including: (1) subscription services, (2) financial technology solutions, (3) hardware, and (4) professional services. Our contracts often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined may require judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Judgment is required to determine the SSP for each distinct performance obligation. We determine the SSP for hardware and professional services revenue using an adjusted market assessment approach which analyzes discounts provided to similar customers based on customer category, sales channel, and size. SSP for subscription services revenue was established using the adjusted market approach considering relevant information, such as current and new customer pricing, renewal pricing, competitor information, market trends, and market share for similar services. SSP for financial technology solutions revenue was determined using our own standalone sales data.

Determining whether to recognize revenue on a gross or net basis requires judgment in evaluating whether we are the principal or agent in contracts with customers. We have concluded that we are the principal in providing a managed payment solution because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use, and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. Based upon this evaluation, we recognize transaction fees for payment-processing on a gross basis.

Business Combinations

The acquisition purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, which are inherently uncertain and unpredictable, and as such, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever occurs first, any subsequent adjustments would be recorded within our results of operations.

Our intangible assets consist of finite-lived acquired technology and customer relationships assets which are amortized over their estimated useful lives. We evaluate on an ongoing basis the remaining estimated useful life of the intangible assets to determine whether events and circumstances warrant a revision to the remaining amortization period. Such estimates are inherently uncertain since unanticipated events and circumstances may occur which may materially impact these estimates and our actual results. The amortization periods for acquired technology and customer relationships intangible assets is between three years and ten years, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options and RSUs is recognized over the service period based on the fair value of equity awards on the grant date, net of estimated forfeitures. For RSUs, fair value is based on the New York Stock Exchange, or NYSE, closing price of our Class A common stock on the grant date.

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option awards. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the average historical volatility of a number of publicly traded companies in a similar industry. We estimate a forfeiture rate to calculate the stock-based compensation expense for the awards based on an analysis of actual historical experience and expected employee attrition rates.

We will continue to use judgment in evaluating the expected volatility, expected term and forfeiture rate utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our Class A common stock and forfeiture rates, we may adjust our estimates, which could materially impact our future stock-based compensation expense.

Operating Leases

We enter into operating lease arrangements for real estate office space. We determine at contact inception whether an arrangement represents or contains a lease by evaluating various factors, including whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term which are discounted using our estimated incremental borrowing rate because a readily determinable implicit rate is not available. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located, which requires judgment and may impact the reported amounts of Right-of-use assets and lease liabilities.

Recent Accounting Pronouncements

Refer to the sections titled “Recently Adopted Accounting Pronouncements” in Note 2 of the Notes to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations in North America, Europe and Asia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risks.

Interest Rate Sensitivity

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the fair value of those securities. We had cash and cash equivalents of $547 million and marketable securities of $474 million as of December 31, 2022. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and the securities are considered investment-grade debt securities and classified as available-for-sale. The securities are recorded at fair value in the Consolidated Balance Sheets with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity within "Accumulated other comprehensive loss." The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We do not enter into investments for speculative purposes.

Based on our investment portfolio balance as of December 31, 2022, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial position. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, neither our revenue nor operating expenses are currently subject to significant foreign currency risk. A portion of our operating expenses are denominated in Euros, Canadian dollars, Indian rupees and other currencies and may be subject to fluctuations due to changes in foreign currency exchange rates and result in transaction gains and losses that we may need to recognize in our results of operations. To date, foreign currency transaction gains and losses have not been material to our results of operations, and we have not engaged in any foreign currency hedging transactions.

Credit Risk

We are exposed to credit risk on accounts receivable and our loan servicing activities. This risk is mitigated due to our diverse customer base, dispersed over various geographic regions. During the years ended December 31, 2022, 2021, and 2020, we had no customers that accounted for more than 10% of our total revenue. No customers accounted for more than 10% of our total receivables at December 31, 2022 and 2021. We maintain provisions for potential credit losses and evaluate on an ongoing basis the solvency of our customers and the impact of current and future conditions to determine if additional allowances for credit losses need to be recorded.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Toast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toast, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 , and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Acquired Developed Technology

Description of the Matter	As described in the business combinations footnote, the Company acquired 100% of the outstanding capital stock of Sling, Inc. on July 6, 2022 for aggregate consideration of $49 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Sling, Inc. was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, including developed technology. The significant estimation was primarily the determination of the underlying assumptions used within the valuation model to measure the fair value of the developed technology intangible asset.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the acquired intangible asset, including controls over management’s evaluation of underlying assumptions used to develop the estimated fair value of the acquired intangible asset.

Our audit procedures to test the estimated fair value of the acquired intangible asset included, among others, evaluating the significant assumptions used within the valuation model. When evaluating the assumptions related to the inputs and changes in the business that would drive these results, we performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Toast, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Toast, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Toast, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the area of user access over certain information technology, or IT, systems that support the Company’s revenue financial reporting processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2023

TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and per share values)

	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$547	$809
Marketable securities	474	457
Accounts receivable, net	77	55
Inventories, net	110	42
Deferred costs, net	44	30
Prepaid expenses and other current assets	155	92
Total current assets	1,407	1,485
Property and equipment, net	61	41
Operating lease right-of-use assets	77	79
Intangible assets, net	29	16
Goodwill	107	74
Restricted cash	28	8
Deferred costs, non-current	38	25
Other non-current assets	14	7
Total non-current assets	354	250
Total assets	$1,761	$1,735
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30	$40
Operating lease liabilities	14	22
Deferred revenue	39	44
Accrued expenses and other current liabilities	413	246
Total current liabilities	496	352
Warrants to purchase common stock	68	181
Deferred revenue, non-current	7	12
Operating lease liabilities, non-current	80	77
Other long-term liabilities	12	22
Total liabilities	663	644
Commitments and Contingencies (Note 18)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized , 353,094,009 shares issued and outstanding as of December 31, 2022; 7,000,000,000 shares authorized , 167,732,925 issued and outstanding at December 31, 2021	—	—
Class B common stock, $0.000001 par value- 700,000,000 shares authorized , 169,933,289 shares issued and outstanding as of December 31, 2022; 700,000,000 shares authorized , 339,437,440 issued and outstanding at December 31, 2021	—	—
Treasury stock, at cost- 225,000 shares outstanding at December 31, 2022 and 2021, respectively	—	—
Accumulated other comprehensive loss	(2)	(1)
Additional paid-in capital	2,477	2,194
Accumulated deficit	(1,377)	(1,102)
Total stockholders’ equity	1,098	1,091
Total liabilities and stockholders’ equity	$1,761	$1,735

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except shares and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription services	$324	$169	$101
Financial technology solutions	2,268	1,406	644
Hardware	113	112	64
Professional services	26	18	14
Total revenue	2,731	1,705	823
Costs of revenue:
Subscription services	112	63	40
Financial technology solutions	1,792	1,120	509
Hardware	215	152	85
Professional services	96	52	45
Amortization of acquired intangible assets	5	4	4
Total costs of revenue	2,220	1,391	683
Gross profit	511	314	140
Operating expenses:
Sales and marketing	319	190	138
Research and development	282	163	109
General and administrative	294	189	113
Total operating expenses	895	542	360
Loss from operations	(384)	(228)	(220)
Other income (expenses):
Interest income (expense), net	11	(12)	(12)
Change in fair value of warrant liability	95	(97)	(8)
Change in fair value of derivative liability	—	(103)	(7)
Loss on debt extinguishment	—	(50)	—
Other income (expense), net	1	—	(1)
Loss before benefit from income taxes	(277)	(490)	(248)
Benefit from income taxes	2	3	—
Net loss	(275)	(487)	(248)
Redemption of Series B Preferred Stock	—	—	(1)
Net loss attributable to common stockholders	$(275)	$(487)	$(249)
Net loss per share attributable to common stockholders:
Basic	$(0.54)	$(1.68)	$(1.25)
Diluted	$(0.72)	$(1.68)	$(1.25)
Weighted average shares used in computing net loss per share:
Basic	511,754,986	289,584,001	199,982,965
Diluted	512,243,106	289,584,001	199,982,965

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(275)	$(487)	$(248)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax effect of $0	(1)	(1)	—
Total other comprehensive loss	(1)	(1)	—
Comprehensive loss	$(276)	$(488)	$(248)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except shares)

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
Repurchase of common stock	(33,475)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	371,573	—	—	—	18	—	—	18
Issuance of common stock upon exercise of common stock options	7,633,661	—	—	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	5,962,878	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	235	—	—	235
Vesting of restricted stock	—	—	—	—	4	—	—	4
Issuance of common stock for contingent consideration payment	37,179	—	—	—	1	—	—	1
Issuance of restricted stock in connection with business combination	1,338,228	—	—	—	—	—	—	—
Charitable contribution stock-based expense	546,889	—	—	—	10	—	—	10
Cumulative translation adjustment	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(275)	—	(275)
Balances at December 31, 2022	523,027,298	$—	225,000	$—	$2,477	$(1,377)	$(2)	$1,098

	Convertible Preferred Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity

	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$—	$(471)
Cumulative adjustment due to adoption of ASC 842 and ASC 326	—	—	—	—	—	—	—	1	—	1
Repurchase of common stock	—	—	(35,665)	—	—	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	569,400	—	—	—	15	—	—	15
Issuance of common stock upon exercise of common stock options	—	—	6,307,785	—	—	—	7	—	—	7
Exercise of common stock options in connection with promissory notes repayment	—	—	—	—	—	—	14	—	—	14
Issuance of common stock upon vesting of restricted stock units	—	—	53,570	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	4	—	—	4
Stock-based compensation expense (1)	—	—	—	—	—	—	141	—	—	141
Issuance of common stock upon net exercise of common stock warrants	—	—	1,140,931	—	—	—	56	—	—	56
Conversion of preferred stock	(253,832,025)	(849)	253,832,025	—	—	—	849	—	—	849
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	25,000,000	—	—	—	944	—	—	944
Charitable contribution stock-based expense	—	—	546,889	—	—	—	19	—	—	19
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	(487)	—	(487)
Balances at December 31, 2021	—	$—	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
The accompanying notes are an integral part of these consolidated financial statements.

(1) During the year ended December 31, 2021, stock-based compensation expense recorded within additional paid-in capital does not include $2 of expense recognized as a result of the acquisition of xtraCHEF due to accelerated vesting of acquiree option awards on the acquisition date (see Note 3, "Business Combinations").

	Convertible Preferred Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity

	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	209,608,075	447	214,901,400	—	200,000	—	56	(386)	—	(330)
Cumulative adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	18	—	18
Repurchase of common stock	—	—	(1,011,880)	—	25,000	—	—	—	—	—
Redemption of Series B preferred stock	(77,270)	—	—	—	—	—	(1)	—	—	(1)
Issuance of Series F preferred stock	44,301,220	403	—	—	—	—	—	—	—	—
Issuance cost of Series F preferred stock	—	(1)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	—	—	5,865,910	—	—	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	86	—	—	86
Net loss	—	—	—	—	—	—	—	(248)	—	(248)
Balances at December 31, 2020	253,832,025	$849	219,755,430	$—	225,000	$—	$145	$(616)	$—	$(471)

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(275)	$(487)	$(248)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24	21	27
Stock-based compensation expense	228	140	86
Amortization of deferred costs	44	30	15
Change in fair value of derivative liability	—	103	7
Change in fair value of warrant liability	(95)	97	8
Change in deferred income taxes	(5)	(3)	—
Loss on debt extinguishment	—	50	—
Credit loss expense	34	4	—
Non-cash interest on convertible notes	—	12	8
Charitable contribution stock-based expense	10	19	—
Change in fair value of contingent consideration	3	3	—
Other non-cash items	5	2	—
Changes in operating assets and liabilities:
Account receivable, net	(35)	(23)	(13)
Acquired loans and merchant cash advances repaid	4	1	9
Prepaid expenses and other current assets	(40)	(45)	18
Deferred costs, net	(71)	(56)	(25)
Inventories, net	(68)	(23)	(4)
Operating lease right-of-use assets	(4)	16	—
Accounts payable	(11)	15	(6)
Accrued expenses and other current liabilities	116	145	(3)
Deferred revenue	(11)	(2)	(8)
Operating lease liabilities	4	(16)	—
Other assets and liabilities	(13)	(1)	4
Net cash (used in) provided by operating activities	(156)	2	(125)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(46)	(26)	—
Capitalized software	(17)	(7)	(8)
Purchases of property and equipment	(16)	(12)	(28)
Purchases of marketable securities	(434)	(469)	—
Proceeds from the sale of marketable securities	46	5	—
Maturities of marketable securities	369	5	—
Other	—	1	—
Net cash used in investing activities	(98)	(503)	(36)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	950	—
Payment of deferred offering costs	—	(5)	—
Payment of contingent consideration	(2)	—	—
Repayments of secured borrowings	—	—	(9)
Extinguishment of convertible notes	—	(245)	—
Change in customer funds obligations, net	26	24	4
Proceeds from issuance of long-term debt	—	—	195
Proceeds from exercise of stock options	15	21	3
Proceeds from issuance of restricted stock	—	10	—
Proceeds from issuance of Series E and Series F Preferred	—	—	402
Redemption of Series B Preferred	—	—	(1)
Proceeds from exercise of common stock warrants	—	3	—
Other financing activities	(1)	1	—
Net cash provided by financing activities	38	759	594
Net (decrease) increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	(216)	258	433
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)	2
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	851	594	159

Cash, cash equivalents, cash held on behalf of customers and restricted cash at end period	$635	$851	$594
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$547	$809	$582
Cash held on behalf of customers	60	34	11
Restricted cash	28	8	1
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$635	$851	$594
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$13	$5
Cash paid for income taxes	$1	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1	$1	$5
Stock-based compensation included in capitalized software	7	1	—
Issuance of Class B common stock upon exercise of common stock warrants	18	56	—
Issuance of Class B common stock for payment of contingent consideration	1	—	—
Common stock issued for acquisition	—	15	—
Deferred offering costs included in accounts payable and accrued expenses	—	1	—
Conversion of convertible preferred stock into Class B common stock upon initial public offering	—	849	—
Issuance of common stock warrants upon debt extinguishment	—	125	—
Deferred payments included in purchase price	2	5	—
Contingent consideration included in purchase price	—	2	—

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

Initial Public Offering and Stock Split

On September 24, 2021, we completed our IPO where we sold 25,000,000 shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 3,260,869 shares. We received net proceeds of $944 after deducting underwriting discounts and commissions and other offering costs.

Immediately prior to the completion of our IPO, 253,832,025 shares of convertible preferred stock were automatically converted into an equal number of shares of Class B common stock, and 1,002,035 warrants to purchase shares of Series B and Series C convertible preferred stock were automatically exchanged or became exercisable for the same number of shares of Class B common stock. The holders of our convertible preferred stock had certain voting, conversion, dividend, and redemption rights, as well as liquidation preferences and conversion privileges in respect of the convertible preferred stock which were terminated upon IPO. Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class A common stock and Class B common stock are entitled to receive dividends, when and if declared by the Board of Directors, or the Board.

Risks and Uncertainties

We are subject to a number of risks and uncertainties, including global events and macroeconomic conditions such as inflation and its potential impact on consumer spending, rising interest rates, global supply chain issues, and any public health concerns, which may also impact consumer behavior, the restaurant industry, and our business.

During 2020, we completed a significant reduction in workforce, pursuant to which we incurred severance costs of $10 and stock-based compensation expense of $3 in connection with the modification of previously issued employee stock option awards.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for credit losses, liabilities associated with financial guarantees related to loan repurchase activities, incremental borrowing rates applied in valuation of lease liabilities, fair values and useful lives of assets acquired and liabilities assumed through business combinations, stock-based compensation expense, warrants, convertible debt, debt derivatives and common stock valuation, as well as amortization period for deferred contract acquisition costs.

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

The fair value of our marketable securities is determined based on quoted market prices of similar assets and classified as Level 2 within the fair value hierarchy. (See Note 4, “Fair Value of Financial Instruments”). The carrying values of accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term nature.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash deposits and cash equivalents, marketable securities, and accounts receivable. We maintain a large portion of our cash deposits and cash equivalents with primarily one financial institution, which, at times, may exceed federally insured limits. We have not incurred any losses associated with this concentration of deposits. Our investment policy provides guidelines and limits regarding investment type, concentration, credit quality, and maturity aimed at maintaining sufficient liquidity to satisfy operating and working capital requirements along with strategic initiatives, preserving capital, and minimizing risk of capital loss while generating returns on our investments.

Accounts receivable are typically unsecured. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During the years ended December 31, 2022, 2021, and 2020, we had no customers that accounted for more than 10% of our total revenue. No customers accounted for more than 10% of our total receivables as of December 31, 2022 or 2021.

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

Revenue Recognition

During the years ended December 31, 2022, 2021, and 2020, we generated four types of revenue, including: (1) subscription services from our SaaS products, (2) financial technology solutions, including loan servicing activities, (3) hardware, and (4) professional services.

Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined requires judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP for hardware and professional services revenue using an adjusted market assessment approach which analyzes discounts provided to similar customers based on customer category, sales channel, and size. SSP for subscription services revenue was established using the adjusted market approach considering relevant information, such as current and new customer pricing, renewal pricing, competitor information, market trends and market share for similar services. SSP for financial technology solutions revenue was determined using our own standalone sales data. We allocate variable fees earned from financial technology services revenue to those distinct performance obligations where pricing practices are consistent with the allocation objective under ASC 606.

Customer credits represent variable consideration which is estimated based on historical experience and accounted for as a reduction of transaction price. The provision for these estimates is recorded as a reduction of revenue and an increase to liabilities at the time that the related revenue is recognized. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and deferred revenue.

We also facilitate customers receiving financing from third-party financing firms for hardware, professional services, and the initial SaaS subscription services term. We pay the equivalent of an early payment discount to the third-party financing partners and recognize the payment as a reduction of revenue, as we believe these costs represent a customer sales incentive.

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

Financial Technology Solutions

Financial technology solutions revenue includes transaction-based payment processing services for customers who are charged a transaction fee for payment-processing. This transaction fee is generally calculated as a percentage of the total transaction amount processed plus a fixed per-transaction fee, which is earned as transactions are authorized and submitted for processing. We incur costs of interchange and network assessment fees, processing fees, and bank settlement fees to the third-party payment processors and financial institutions involved in settlement, which are recorded as costs of revenues. We satisfy our payment processing performance obligations and recognize the transaction fees as revenue upon authorization by the issuing bank and submission for processing. The transaction fees collected are recognized as revenue on a gross basis as we are the principal in the delivery of the managed payments solutions to the customers.

We have concluded that we are the principal in this performance obligation to provide a managed payment solution because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of our registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant.

Financial technology solutions revenue is recorded net of refunds and reversals initiated by the restaurant and is recognized upon authorization by the issuing bank and submission for processing.

Financial technology solutions revenue also includes fees earned from marketing and servicing loans to customers through our wholly-owned subsidiary, Toast Capital, that are originated by a third-party banking partner. In these arrangements, Toast Capital’s bank partner originates all loans, and Toast Capital then services the loans using Toast’s payments infrastructure to remit a fixed percentage of daily sales to our bank partner until the loan is repaid. Toast Capital earns fees for the underwriting and marketing of loans, which are recognized upon origination of the loan, and loan servicing fees, based on a percentage of each outstanding loan, which are recognized as servicing revenue as the servicing is delivered in accordance with ASC 860, Transfers and Servicing. Servicing revenue is adjusted for the amortization of servicing rights carried at amortized cost. The marketing and facilitation fees earned upon execution of these loan agreements with its customers are recognized as revenue on a gross basis.

Hardware

Hardware revenue is generated from the sale of terminals, tablets, handhelds, and related devices and accessories, net of estimated returns. We invoice end-user customers upon shipment of the products. Revenue for hardware sales is recognized at the point in time when the transfer of control occurs, which is upon product shipment. We accept returns for hardware sales and recognize them at the time of the sale as a reduction of transaction price based on historical experience.

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

Cash, Cash Equivalents, Cash Held on Behalf of Customers and Restricted Cash

We define cash and cash equivalents as cash deposits, money market funds, and highly liquid investments with original maturities of 90 days or less at the time of purchase that are readily convertible to known amounts of cash.

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

Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital (See Note 6, "Loan Servicing Activities and Acquired Loans Receivable, Net").

Marketable Securities

Our marketable securities are classified as available-for-sale. We classify our marketable securities as current assets, including those with maturities greater than 12 months, as they are available for use in current operations or to satisfy other liquidity requirements.

Marketable securities are carried at fair value, and we report unrealized gains and losses as a component of accumulated other comprehensive loss, net of tax, until the security is sold or matures, except for changes in allowance for expected credit losses, which are recorded in our results of operations. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expense), net" in the accompanying Consolidated Statements of Operations.

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	December 31,
	2022	2021
Accounts receivable	$45	$20
Unbilled receivables	44	39
Less: Allowance for credit losses	(12)	(4)
Accounts receivable, net	$77	$55

Our allowance for credit losses was comprised of the following:

	Twelve Months Ended December 31,
	2022	2021
Beginning balance	$(4)	$(4)
Impact of adopting ASU 2016-13	—	(2)
Additions	(13)	(1)
Write offs	5	3
Ending balance	$(12)	$(4)

Accounts receivable, net consists of trade accounts receivable and unbilled receivables (which we collectively refer to as accounts receivable), net of an allowance for credit losses. Unbilled receivables represent revenue recognized on a contract in excess of billings.

We record an allowance for expected credit losses for accounts receivable upon the initial recognition of an accounts receivable balance in accordance with ASC 326. The allowance for credit losses represents the best estimate of lifetime expected credit losses, based on customer-specific information, historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Accounts receivable balances are written off against the allowance for credit losses when we determine that the balances are not recoverable. Provisions for the allowance for expected credit losses are recorded in "General and administrative" expenses in the Consolidated Statements of Operations. We evaluate the allowance for credit losses for the entire portfolio of accounts receivable on an aggregate basis due to similar risk characteristics of our customers based on similar industry and historical loss patterns.

Inventory

Inventory, which consists of tablets, printers, and networking equipment, are stated at the lower of cost or net realizable value and are accounted for using the average cost method. Substantially all inventory consists of finished goods. We evaluate ending inventory for estimated excess and obsolete inventory based primarily on historical sales levels by product and projections of future demand, as well as the impact of changing product design and technology. We recognize outbound freight, handling costs, and damaged inventory as current-period costs. We recorded provisions for excess and obsolete inventory of $13 and $3, respectively, within "Costs of Revenue" for the years ended December 31, 2022 and 2021.

Assets and Liabilities Recorded with Loan Servicing Activities

We perform loan servicing activities through the Toast Capital loan program, where we partner with an industrial bank to provide working capital loans to qualified Toast customers based on the customer’s current payment processing and point of sale data. Under the program, our bank partner originates the loans and we market and service the loans and facilitate the loan application and origination process. These loans provide eligible customers with access to financing up to $300 thousand, and loan repayment occurs automatically through a fixed percentage of every payment transaction processed on Toast’s platform.

Under the terms of our agreement with our industrial bank partner, we are obligated to repurchase certain loans originated by our industrial banking partner in cases where the customer's payments on the loan are missing or delayed for a defined period of time, and the loan is considered defaulted or delinquent (ineligible). Our obligation is limited to a specified percentage of the total loans originated, measured on a quarterly basis. The loan repurchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the ineligible loan originated. Refer to "Acquired Loans Receivable, Net" section within this note for information on our accounting for repurchased loans.

This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase ineligible loans, and a non-contingent liability accounted for under ASC 460 related to our obligation to stand-ready to perform under the obligation, both of which are included in “Accrued Expenses and other current liabilities” in the Consolidated Balance Sheets. We adopted ASC 326 effective January 1, 2021 which applies to the contingent component of the guarantee arrangement. We measure a contingent liability for expected credit losses which is based on historical lifetime loss data, as well as macroeconomic forecasts applied to the loan portfolio. Probability of default curves are generated using historical default data for portfolios of guaranteed loans with similar risk characteristics. Loss severity estimates are generated using historical collections data for the loans repurchased by us. Additionally, we apply macroeconomic factors, such as forecasted trends in unemployment rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the outstanding principal amounts of the guaranteed loans. We may also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of its current expected credit losses. The expected term of the loans guaranteed by us typically range from 90 to 360 days, and the reasonable and supportable forecast period we have included in our projected loss rates is approximately 12 months based on externally sourced data.

Contingent liabilities for expected credit losses are recorded as loans are originated, along with a corresponding non-cash charge recorded within "General and administrative" expense in the Consolidated Statements of Operations. We remeasure contingent liabilities each reporting period and reverse the liability upon loan purchase or upon the expiration of the obligation. We record a non-contingent liability at fair value as loans are originated, with a corresponding charge recorded within "General and administrative" expense in the accompanying Consolidated Statements of Operations. Subsequently, the liability is amortized on a straight-line basis over the average expected obligation term, which ranges from 90 to 360 days, and derecognized upon loan repurchase. Fair value of a non-contingent liability is measured based on a discounted cash flow model under the income approach which reflects various inputs and assumptions, including the probability and amount of payments to be made under the guarantee based on probabilities of loan defaults and delinquency, as well as associated losses, and a discount rate reflecting our credit risk as the guarantor. The fair value measurement of the non-contingent liability is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Please refer to Note 6, “Loan Servicing Activities and Acquired Loans Receivable, Net” for additional information on the liabilities related to the financial guarantees.

We facilitate customers receiving financing from third-party financing firms for hardware, professional services, and the initial SaaS subscription services term and assume a limited portion of the risk of customer defaults under our arrangements. We recognize a contingent guarantee liability for expected credit losses and a non-contingent stand-ready liability related to the financial guarantees in accordance with ASC 460 along with a corresponding non-cash charge recorded as "General and administrative" expense in the Consolidated Statements of Operations. Costs incurred to date under such guarantees have not been material.

Acquired Loans Receivable, Net

We are obligated to purchase delinquent loans from our industrial bank partner. Such purchases, net of expected recoveries, are recorded as a reduction of contingent liabilities with respect to the quarterly cohort of loans from which the defaulted loan originated. We account for purchased loans in accordance with the guidance for purchased credit deteriorated, or PCD, assets as the loans experienced credit quality deterioration between their origination and purchase, and write off their unpaid principal balance at the time of purchase as collectability is not probable. However, when we have an expectation of collecting cash flows, a negative allowance is established for repurchased loans based on our historical experience of expected recoveries across our portfolio. As of December 31, 2022 and 2021, we have established a negative allowance for expected recoveries which is included within "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. We had $13 and $2 of acquired loans outstanding as of December 31, 2022 and 2021.

We estimate a negative allowance on an undiscounted basis using historical collections data for loans purchased by us and qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected recoveries. Cash collections related to acquired loans receivable are first applied to the negative allowance balance, and when recoveries received exceed the negative allowance, we recognize amounts as reductions of operating expenses in the Consolidated Statements of Operations. Please refer to Note 6, "Loan Servicing Activities and Acquired Loans Receivable, Net" for additional information on the liabilities related to loan financial guarantees and negative allowance.

Deferred Costs, Net

Based on ASC 340-40, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of obtaining a contract, such as sales commissions and related payroll taxes, over the period we expect to derive benefits from the contract, which we have determined to be three years. The period of benefit for commissions paid for the acquisition of initial subscription services is determined by taking into consideration the initial estimated customer life and the technological life of our subscription services platform and related significant features. We adjust the carrying value of the deferred commissions assets periodically to account for customer churn, which occurs when customers have ceased operations or otherwise discontinued using our subscription services and financial technology solutions. Amortization expense is included in "Sales and marketing" expense in the Consolidated Statements of Operations.

Property and Equipment, Intangible Assets and Impairment of Long-lived Assets

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated lives, as follows:

Property and Equipment	Estimated Useful Life
Computer and other equipment	3 years
Office furniture and fixtures	3 years
Tooling and equipment	3-7 years
Capitalized software	2 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the respective leases. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

We account for our internal use software and website development costs in accordance with the guidance in ASC 350-40, Internal-Use Software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training and data conversion costs are expensed as incurred.

Operating Leases

We adopted ASU 2016-02, Leases, or ASC 842, effective January 1, 2021. We determine if an arrangement is or contains a lease at contract inception. Lease agreements generally contain lease and non-lease components, which we elect to combine for all asset classes as a single lease component. Payments under lease arrangements are primarily fixed. Variable payments typically represent non-lease components, which consist primarily of payments for maintenance, utilities, and management fees. Variable payments included in lease arrangements are expensed as incurred and excluded from the right of use assets and lease liabilities.

Right-of-use assets and lease liabilities for operating leases are initially measured on the lease commencement date based on a present value of lease payments over the lease term, net of any lease incentives received by the lessor. Lease payments are discounted to present value using our estimated incremental borrowing rate, because a readily determinable implicit rate is not available. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.

Lease term includes the non-cancelable term, unless it is reasonably certain that a renewal or termination option will be exercised.

We do not record right-of-use assets and lease liabilities for leases with an initial term of 12 months or less and recognize lease expense on a straight-line basis over the lease term.

Business Combinations and Goodwill

We account for business combinations using the acquisition method of accounting in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values on the acquisition date. The fair value of the consideration transferred in a business combination, including any contingent consideration, is allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the consideration transferred over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date or upon a final determination of asset and liability fair values, whichever occurs first, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any subsequent adjustments are recorded on the Consolidated Statements of Operations.

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by us. Goodwill is tested for impairment annually during the fourth quarter or more often if impairment indicators are present, based on events and circumstances indicating that it is more likely than not that the fair value of the reporting unit is below its carrying value. There were no goodwill impairment losses recognized during the years ended December 31, 2022, 2021, and 2020. We performed our annual quantitative goodwill impairment test as of December 31, 2022 and 2021 and determined that no adjustment to goodwill was necessary because the reporting unit's fair value significantly exceeded its book value.

Intangible Assets

Intangible assets consist of finite-lived acquired technology, customer relationships, and acquired trade names. Finite-lived intangible assets are valued based on estimated future cash flows and amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining estimated useful life of our intangible assets on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining amortization period.

Acquired technology and customer relationships amortization is recorded within "Costs of revenue" and “Sales and marketing” expenses, respectively, within the Consolidated Statements of Operations and amounted to $5, $4 and $4, respectively, during the years ended December 31, 2022, 2021, and 2020.

The estimated useful lives for acquired technology and customer relationship intangible assets are as follows:

Estimated Useful Life
Acquired technology	3 - 10 years
Customer acquired intangible assets	5 - 6 years

We evaluate the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated future undiscounted future net cash flows expected to be generated from their use and eventual disposal. If the carrying amount is not recoverable, the carrying amount is reduced to fair value and impairment loss is recognized. We did not identify any events or circumstances that indicated the carrying amounts of our long-lived assets may not be recoverable and did not recognize any impairment losses during the years ended December 31, 2022, 2021 and 2020.

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

Stock-Based Compensation Expense

We grant equity awards, including stock options which vest upon the satisfaction of service conditions and restricted stock units, or RSUs, which vest upon the satisfaction of performance conditions and/or service conditions. We account for stock-based compensation expense related to equity awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at fair value on the grant date and compensation cost is recognized over the service period, net of estimated forfeitures. We estimate a forfeiture rate to calculate the stock-based compensation expense for all awards based on an analysis of actual historical experience and expected employee attrition rates.

Compensation cost is recognized on a straight-line basis for stock-options, RSUs and our 2021 Employee Stock Purchase Plan, or ESPP, and on an accelerated attribution basis for awards with a performance condition for each separately vesting portion of the award over the applicable vesting period.

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option and ESPP awards. We estimate the following assumptions used in the option pricing model:

•Expected Volatility—We do not have sufficient history of market prices for our Class A common stock due to our recently completed IPO. As such, we estimate volatility for stock option grants by evaluating the average historical volatility of a peer group of similar public companies over a period commensurate with the options' expected term.

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

Prior to our IPO, the fair value of our common stock was determined by our Board, with the assistance of management, as there was no public market for the underlying common stock. Our Board determined the fair value of our common stock by considering a number of objective and subjective factors, such as contemporaneous third-party valuations of our common stock, the valuation of comparable companies, sales of our common and redeemable convertible preferred stock to outside investors in arms-length transactions, our operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of our Class A common stock is determined based on the NYSE closing price on the date of grant.

RSUs granted by us prior to September 2021 commenced vesting upon the satisfaction of both the service-based vesting condition, which is typically four years, and liquidity event-related performance vesting condition related to IPO. Stock compensation expense is recognized when the performance condition becomes probable of achievement. All performance conditions were achieved upon the completion of our IPO, and we recorded a cumulative stock compensation expense of $63 during the year ended December 31, 2021 related to the awards with an IPO-related vesting condition.

The Amended and Restated 2014 Stock Incentive Plan, as amended, or the 2014 Plan, allows for early exercise of all granted options, before vesting requirements have been satisfied. Shares acquired through the early exercise of options which have not vested at the time of an employee’s termination may be repurchased by us at the lower of the original exercise price or the then current fair value. We have not recognized any tax benefits related to the effects of employee stock-based compensation expense.

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020, was $25, $17, and $6, respectively, and is included in "Sales and marketing" expense in the accompanying Consolidated Statements of Operations.

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

Net Loss Per Share

During the year ended December 31, 2021, we amended and restated our certificate of incorporation and created two classes of common stock: Class A common stock and Class B common stock (see Note 1, "Description of Business and Basis of Presentation"). Class A common stock and Class B common stock share proportionately, on a per share basis, in our net income (losses) and participate equally in the dividends on common stock, if declared. We allocate net losses attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and Class B common stock are equivalent.

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

We consider our currently outstanding restricted shares issued upon early exercise of stock options and our convertible preferred stock which was outstanding prior to the completion of the IPO to be participating securities. Restricted shares issued upon early exercise of stock options are considered participating securities because holders of such shares have non-forfeitable dividend rights in the event of a dividend declaration for common shares. The holders of our convertible preferred stock were entitled to non-cumulative dividends in preference to common stockholders, at specified rates, if declared. The holders of our convertible preferred stock were not, and restricted shares are not contractually obligated to participate in our losses. As such, our net losses for the years ended December 31, 2022, 2021, and 2020 were not allocated to these participating securities.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase and Class A restricted common stock. Diluted net loss per common share gives effect to all potentially dilutive securities which are excluded from the computation if the effect is antidilutive.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08. The standard requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, as if it had originated the contracts, rather than at fair value on the acquisition date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted. We early adopted ASU 2021-08 during the year ended December 31, 2022, which did not have a material impact on the consolidated financial statements and related disclosures. We applied ASU 2021-08 in our acquisition of Sling Inc. as discussed in Note 3, “Business Combinations”.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related earnings per share guidance for both subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. We adopted ASU 2020-06 during the year ended December 31, 2022 which did not have a material impact on our consolidated financial statements and related disclosures.

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

We adopted ASC 842 on January 1, 2021 and applied the following practical expedients:

•comparative periods prior to the adoption date are not adjusted to reflect the new guidance (the modified retrospective method of transition); and
•the historical determination as to the existence and classification of leases and the accounting for initial direct costs is carried forward for existing contracts as of the adoption date.

The adoption of Topic 842 resulted in a recognition of operating lease right-of-use assets of $95, operating lease obligations of $115, and an immaterial cumulative-effect adjustment to accumulated deficit as of January 1, 2021. The adoption of Topic 842 did not have a material impact on our results of operations and cash flows.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASC 326. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected credit loss model replacing the currently used incurred loss method. The primary financial instruments in the scope of ASC 326 include cash equivalents, accounts receivable, off-balance sheet credit exposures under financial guarantee arrangements, and acquired loans receivable.

We adopted the standard as of January 1, 2021 and recognized a cumulative-effect adjustment of $1 to the opening accumulated deficit as of that date. Therefore, our Consolidated Financial Statements for the year ended December 31, 2021 are presented in accordance with ASC 326, while the prior comparative period has not been recast.

3. Business Combinations

Sling Inc.

On July 6, 2022, we acquired 100% of the outstanding capital stock of Sling Inc., or Sling, an employee scheduling, communication and management solution, to expand our product portfolio in the team scheduling and communication space. The total purchase price of $49 consisted of cash payments of $38 on the acquisition date and $9 placed in escrow related to general representations, indemnities and warranties, as well as a deferred consideration of $2. The escrow will be released between 18 months and 60 months following the acquisition date.

In conjunction with the acquisition, we issued 1,338,228 shares of Class A restricted common stock at a fair market value of $13.91 per share to certain members of Sling management for a total of $19. The shares vest over a service period of one to three years and are subject to forfeiture upon termination during the service period. No shares vested during the year ended December 31, 2022. Stock-based compensation expense for these shares is recognized on a straight line basis over the related service period and amounted to $3 during the year ended December 31, 2022.
We used a market participant approach to record the assets acquired and liabilities assumed in the acquisition of Sling. Due to the timing of the acquisition, the accounting for this acquisition was not complete as of December 31, 2022 primarily for accounting for goodwill, deferred tax assets and deferred tax liabilities. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustments as we obtain additional information. In particular, additional time is needed to review and finalize the results of the valuation of assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.
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
The operating results of Sling have been reflected in our results of operations from the date of the acquisition. Pro forma results of operations have not been presented as they are not material to our consolidated results of operations for the years ended December 31, 2022 and 2021.

xtraCHEF

On June 8, 2021, we acquired 100% of the outstanding capital stock of xtraCHEF, Inc., or xtraCHEF, a provider of restaurant-specific invoice management software that automates the accounts payable and inventory workflow and improves efficiencies related to expense tracking and recording. The acquisition has expanded our product portfolio and enabled our customers to improve operational efficiencies and financial decision making.

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
(1)In consideration for the acquisition of xtraCHEF, we issued 569,400 shares of common stock to the seller shareholders with a fair value of $26.10 per share on the acquisition date supported by a contemporaneous valuation. Additionally, we settled an immaterial amount of option awards that were subject to accelerated vesting on the acquisition date. Total consideration transferred for the settled option awards consisted of cash consideration of $3 and deferred consideration of $1. The consideration transferred for the settled option awards of $3 approximated the estimated fair value of the settled option awards on the acquisition date, of which $1 was attributable to pre-acquisition services and included in the purchase price. The remaining amount of $2 was recorded as a stock-based compensation expense on the acquisition date within "General and administrative" expenses in our Consolidated Statements of Operations.

Total contingent consideration obligation is limited to a maximum payment amount of $7. Refer to Note 4, “Fair Value of Financial Instruments” for more information on the contingent consideration. During the year ended December 31, 2022, $5 related to the indemnity fund was released to the sellers.

There were no purchase price adjustments recorded since the acquisition date upon finalizing the purchase price allocation and fair values of assets acquired and liabilities assumed.. The following table summarizes the allocation of the purchase price and the amounts of assets acquired and liabilities assumed for the acquisition:

Amount
Developed technology, useful life of 10 years	13
Customer relationship, useful life of 6 years	1
Goodwill	38
Deferred tax liability	(3)
Other	(1)
Net assets acquired	$48

The fair values of the intangible assets, the developed technology and the customer relationships, were estimated using income approach, specifically, the relief-form royalty method and the excess-earnings income method, respectively.

The acquisition of xtraCHEF did not have a material impact on our reported revenue or net loss amounts. Accordingly, pro forma financial information has not been presented.

4. Fair Value of Financial Instruments

The following table presents information about our financial assets and liabilities that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$483	$—	$—	$483
Commercial paper	—	140	—	140
Certificates of deposit	—	104	—	104
Corporate bonds	—	109	—	109
U.S. government agency securities	—	33	—	33
Treasury securities	—	60	—	60
Asset-backed securities	—	28	—	28
	$483	$474	$—	$957
Liabilities:
Warrants to purchase common stock	$—	$—	$68	$68
Contingent consideration	—	—	4	4
	$—	$—	$72	$72

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50	$—	$—	$50
Commercial paper	—	134	—	134
Certificates of Deposit	—	14	—	14
Corporate Bonds	—	193	—	193
Treasury Bonds	—	67	—	67
Asset-back securities	—	49	—	49
	$50	$457	$—	$507
Liabilities:
Warrants to purchase common stock	$—	$—	$181	$181
Contingent consideration	—	—	5	5
	$—	$—	$186	$186

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	4.1%	1.3%
Contractual term (in years)	4	5
Expected volatility	60.3%	50.8%
Expected dividend yield	—%	—%
Exercise price	$17.16	$17.15

Valuations of Bifurcated Derivative Liability and Contingently Issuable Warrants Related to Convertible Notes

In June 2020, we issued $200 aggregate principal amount of senior unsecured convertible promissory notes, or the Convertible Notes. Upon a voluntary redemption of the Convertible Notes, we were obligated to issue warrants to the note holders to purchase common stock (see Note 9, "Debt").

The fair value of the bifurcated derivative liability related to the conversion option and contingently issuable warrants associated with the Convertible Notes was determined based on inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. Our valuations of the bifurcated derivative liability and contingently issuable warrants were measured using an income approach based on a discounted cash flow model, as well as a probability-weighted expected return method, or PWERM. We used various key assumptions, such as estimation of the timing and probability of expected future events, and selection of discount rates applied to future cash flows using a yield curve representative of our credit risk.

On June 21, 2021, we prepaid all of the then-outstanding Convertible Notes as an optional prepayment (see Note 9, "Debt"). In connection with the optional prepayment, we derecognized the bifurcated derivative liability and contingently issuable warrants which were remeasured at fair value on the settlement date.

Valuation of Warrants to Purchase Preferred Stock

The warrants were measured at fair value at issuance and subsequently remeasured at fair value at each reporting date. The fair value of the warrants are a Level 3 fair value measurement, determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the years ended December 31, 2021 and 2020:

	December 31,
	2021(1)	2020
Risk-free interest rate	0.8%	0.3%
Expected term (in years)	5	5-7
Expected volatility	54%	60%
Expected dividend yield	0%	0%
Exercise price	$0.74	$0.74

(1) During the year ended December 31, 2021, fair value of the preferred stock warrants liability was measured based on the weighted average assumptions from January 1, 2021 through September 24, 2021, the date they were converted into common stock warrants.

Contingent Consideration Liability

Contingent consideration is based on a cumulative achievement of certain recurring revenue targets, as defined in the acquisition agreement, and represents a potential obligation by us to pay cash and issue shares of our common stock to the former xtraCHEF shareholders up to a certain amount based on the achievement of the required revenue targets during the years ended December 31, 2021 and 2022. Fair value of contingent consideration liability incurred in connection with the acquisition of xtraCHEF was estimated at $2 on the acquisition date based on a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions, such as projected revenue amounts over the related period, risk-free rate, and risk-adjusted discount rate. The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. At the conclusion of the performance period all required revenue targets were met resulting in recognizing the liability at the full payout amount as of December 31, 2022. We recognized $3 and $3 as the change in fair value of the contingent consideration liability within "General and administrative" expense in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively.

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our liabilities for which fair value is determined on recurring basis using Level 3 inputs:

	Preferred Stock Warrant Liability (1)	Common Stock Warrant Liability	Derivative Liability	Contingent Consideration Liability (2)
Balance as of December 31, 2020	$11	$—	$37	$—
Fair value at issuance	—	125	—	—
Fair value on the acquisition date	—	—	—	2
Change in fair value and other adjustments	38	59	103	3
Settlement	(43)	(9)	(140)	—
Conversion of preferred stock warrants into common stock warrants upon initial public offering	(6)	6	—	—
Balance as of December 31, 2021	—	181	—	5
Change in fair value	—	(95)	—	3
Settlement	—	(18)	—	(4)
Balance as of December 31, 2022	$—	$68	$—	$4
(1) Changes in the fair value of the preferred stock warrant liability were recognized as a component of “Other income (expenses)” in our Consolidated Statements of Operations. We recorded a loss of $8 during the year ended December 31, 2020.

(2) During the year ended December 31, 2022, we paid $2 in cash and issued 37,179 shares of our Class B common stock to settle a portion of the contingent consideration. In February 2023, we fully settled the contingent consideration liability via a cash payment of $2 and issuance of 38,908 shares of our Class B common stock.

5. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities classified as available for sale, excluding accrued interest receivable, consisted of the following:

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value

Commercial paper	$140	$—	$140
Certificates of deposit	104	—	104
Corporate bonds	110	(1)	109
U.S. government agency securities	33	—	33
Treasury securities	61	(1)	60
Asset-backed securities	28	—	28
Total	$476	$(2)	$474

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value

Commercial paper	$134	$—	$134
Certificates of deposit	14	—	14
Corporate bonds	194	(1)	193
Treasury securities	67	—	67
Asset-backed securities	49	—	49
Total	$458	$(1)	$457

The fair values of the marketable securities by contractual maturities at December 31, 2022 were as follows:

December 31, 2022
Due within 1 year	$442
Due after 1 year through 5 years	32
Due after 5 years through 10 years	—
Total marketable securities	$474

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the Consolidated Balance Sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. Unrealized losses were not significant for the securities held in our portfolio as of December 31, 2022 and 2021. There were no impairment losses or expected credit losses related to our marketable securities during the years ended December 31, 2022 and 2021.

6. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$2	$—
Impact upon ASC 326 adoption	—	1
Credit loss expense	20	2
Reductions due to loan purchases	(8)	(1)
Ending balance	$14	$2

The increase in the contingent liability for expected credit losses for the year ended December 31, 2022 was primarily driven by growth in bank partner loan originations.

The balance of the non-contingent stand-ready liability was $6 and $1, respectively, as of December 31, 2022 and 2021.

Changes in the negative allowance for acquired loans for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$1	$—
Impact of adopting ASC 326	—	3
Expected recoveries	5	1
Reduction due to cash collections	(4)	(3)
Ending balance	$2	$1

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods presented were as follows:

Amount
Balance as of December 31, 2020	$36
Acquisitions	38
Balance as of December 31, 2021	74
Acquisitions	33
Balance as of December 31, 2022	$107

Intangible assets, net consisted of the following:

	As of December 31, 2022
	Technology Assets	Customer Assets	Total

Gross carrying amount	$38	$6	$44
Accumulated amortization	(13)	(2)	(15)
Intangible assets, net	$25	$4	$29

	As of December 31, 2021
	Technology Assets	Customer Assets	Total

Gross carrying amount	$22	$4	$26
Accumulated amortization	(8)	(2)	(10)
Intangible assets, net	$14	$2	$16

The total estimated future amortization of intangible assets as of December 31, 2022 was as follows:

Year ended December 31,	Amount
2023	$6
2024	6
2025	5
2026	5
2027	3
Thereafter	4
$29

8. Lessee Arrangements

The components of lease expense were as follows during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Operating lease expense	$21	$25
Variable lease expense	4	1
Total	$25	$26

Weighted average remaining lease term and discount rate for our operating leases were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.4	6.9
Weighted-average discount rate	5.19%	2.62%

The following table summarizes maturities of our operating lease liabilities as of December 31, 2022:

Amount
2023	$17
2024	18
2025	18
2026	17
2027	14
Thereafter	28
Total future minimum lease payments	112
Less: Imputed interest	18
Present value of future minimum lease payments	$94

The following table summarizes supplemental cash flow information related to operating leases during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24	$25
Operating lease right of use assets obtained in exchange for new or modified lease obligations:
Upon the adoption of ASC 842	—	95
During the remainder of the period	14	4
Total	$14	$99

During 2020, we terminated leases for two office facilities and recognized termination costs of $3. In addition, we recognized $16 of accelerated depreciation on certain leasehold improvements and other property and equipment as a result of exiting the leased space. Depreciation expense was accelerated prospectively for the year ended December 31, 2020 based on the new remaining useful life of the related assets. Additionally, during the year ended December 31, 2020, we recognized total rent expense of $28 related to operating leases.

9. Debt

Revolving Line of Credit

On June 8, 2021, we entered into a revolving line of credit facility, or 2021 Facility, equal to $330. Interest on outstanding loans under the 2021 Facility is determined based on loan type and accrues at an annual rate, as defined in the agreement, of: (a) LIBO Rate multiplied by the Statutory Reserve Rate, plus 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted LIBO Rate plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250. As of December 31, 2022 and 2021, no amount was drawn and outstanding under the 2021 Facility which had $330 available for borrowings. As of December 31, 2022 and 2021, there were $8 and $13 of letters of credit outstanding, respectively. As a result of entering into a 2021 Facility, we became obligated to prepay or redeem the Convertible Notes which occurred on June 21, 2021.

Convertible Notes

In June 2020, we issued the Convertible Notes pursuant to the Senior Unsecured Convertible Promissory Note Purchase Agreement or the NPA. The aggregate principal amount of Convertible Notes issued at the time of closing of the convertible notes transaction was $200. The Convertible Notes bore interest at a rate of 8.5% per annum, 50% of which was payable in cash and the other 50% payable in kind. Interest was payable semi-annually in arrears, beginning on December 31, 2020. Unless earlier converted, redeemed, or repaid, the Convertible Notes would mature on June 19, 2027. The carrying value of the Convertible Notes was accreted to the principal amount along with the 15% exit fee payable at maturity as interest expense using the effective interest method over the term of the Convertible Notes. The effective interest rate on the Convertible Notes was 13.33%. Interest expense related to the Convertible Notes was $12 during each of the years ended December 31, 2021 and 2020.

Upon the issuance of the Convertible Notes, we identified and assessed the embedded features of the Convertible Notes. We concluded that certain conversion and redemption features were not clearly and closely related to the Convertible Notes and met the definition of a derivative which was bifurcated and accounted for separately based on its estimated fair value. Additionally, we concluded the contingently issuable warrants to purchase common stock met the definition of a derivative, and accounted for them separately based on their fair value, adjusted for the probability that there would be a voluntary redemption of the Convertible Notes. The bifurcated derivative liability and contingently issuable warrants were subsequently adjusted to their fair value during each reporting period with the change in fair value recorded in “Other income (expense), net” in the Consolidated Statements of Operations.

Upon a voluntary redemption of the Convertible Notes, we were obligated to pay an applicable premium, as further described in the NPA and in the Convertible Notes, and issue warrants to the note holders to purchase a number of shares of common stock. On June 21, 2021, we prepaid all of the outstanding Convertible Notes with a carrying amount of $183, including principal and accrued cash and paid in kind interest, net of an unamortized discount, for an aggregate amount equal to $249. In connection with the prepayment, we issued to the registered holders of the Convertible Notes the warrants to purchase 8,113,585 shares of our common stock with an exercise price of $17.51 per share. The fair value of the warrants of $125 was included in the Convertible Notes’ aggregate settlement consideration of $374. Additionally, we derecognized the liability for the bifurcated derivative and contingently issuable warrants of $141 which were remeasured at fair value on the settlement date. During the year ended December 31, 2021, we recognized a loss of $50 on the settlement of the Convertible Notes and a loss of $103 on the change in fair value of the bifurcated derivative liability and contingently issuable warrants which were recorded in "Other income (expense), net" in the Consolidated Statements of Operations.

10. Other Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Cash held on behalf of customers	$60	$34
Prepaid expenses	27	25
Deposits for inventory purchases	20	21
Other current assets	48	12
	$155	$92

Property and equipment consisted of the following:

	December 31,
	2022	2021
Leasehold improvements	$36	$29
Capitalized software	49	25
Computer equipment	14	8
Furniture and fixtures	8	8
Tooling and equipment	2	2
	109	72
Less: Accumulated depreciation	(48)	(31)
	$61	$41

Depreciation expense for the years ended December 31, 2022, 2021, and 2020, was $10, $9, and $19, respectively.

During the years ended December 31, 2022 and 2021, we capitalized $24 and $8, respectively, in capitalized software and website development costs. As of December 31, 2022 and 2021, capitalized software and website development costs of $25 and $10, respectively, are included in "Property and equipment, net" in the Consolidated Balance Sheets. Depreciation expense attributable to capitalized software and website development costs was $9, $8, and $5, respectively, for the years ended December 31, 2022, 2021 and 2020.

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued transaction-based costs	$181	$120
Accrued payroll and bonus	59	24
Customer funds obligation	60	34
Accrued expenses	45	21
Accrued commissions	15	19
Contingent liability for expected credit losses	14	2
Other liabilities	39	26
	$413	$246

11. Warrants to Purchase Common Stock

In conjunction with the optional prepayment of the Convertible Notes on June 21, 2021, we issued warrants to purchase 8,113,585 shares of our common stock with an exercise price of $17.51 per share (see Note 9, "Debt"). These warrants became exercisable 50 trading days following the completion of the IPO.

We classify the warrants as liabilities and recognize them at fair value in our Consolidated Balance Sheets because they meet the definition of a derivative. The warrants were initially measured at fair value upon their issuance and are subsequently measured at fair value during each reporting date. Changes in the fair value of the warrants liability are recognized as a component of "Other income (expense), net" in our Consolidated Statements of Operations. We evaluated the warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). The agreement governing the warrants includes a provision that could result in a different exercise price and a settlement value depending on the assumption of the warrants by their holders. The warrants are not considered to be indexed to our own stock because the actions of the warrant holders do not represent an input into the pricing of a fixed-for-fixed option on our shares of common stock which precludes us from classifying the warrants in stockholders’ equity.

During the year ended December 31, 2022, we issued 371,573 shares of Class B common stock as a result of warrants exercised and recognized a remeasurement gain of $6 for the fair value of warrant liability. The remaining outstanding warrants were remeasured at fair value resulting in a remeasurement gain of $89 during the year ended December 31, 2022.

During the year ended December 31, 2021, 1,002,035 common stock warrants were exercised for the same number of shares of Class B Common stock. The warrant liability was remeasured at fair value on the exercise dates resulting in a remeasurement loss of $19 for the warrants exercised during the year ended December 31, 2021. The remaining warrants were remeasured at December 31, 2021 resulting in a total remeasurement loss of $62 for the year ended December 31, 2021.

12. Common Stock

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our philanthropic branch. During the year ended December 31, 2021, the Board approved reserving 5,468,890 shares of Class A common stock that we may, but are not obligated to, issue over a period of ten years in ten equal installments as a bona fide gift to a charitable organization to fund its social impact initiatives through Toast.org. During each of the years ended December 31, 2022 and 2021, we transferred 546,889 shares, of our Class A common stock to an independent donor advised fund. During the years ended December 31, 2022 and 2021, we recognized a charitable contribution stock-based expense of $10 and $19, respectively, for the fair value of the donated shares, which was recorded within "General and administrative" expenses in the Consolidated Statements of Operations.

Restricted Stock and Promissory Notes

As of December 31, 2022, we issued 2,703,538 shares of Class A common stock and Class B common stock subject to restrictions. This included 1,365,310 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 1,338,228 shares of restricted Class A common stock issued to certain members of management of Sling in conjunction with its acquisition in 2022 (see Note 3, “Business Combinations”). As of December 31, 2021, we issued 4,133,955 shares of Class B common stock upon the early exercise of stock options.

Pursuant to the associated agreements, upon termination of employment, unvested shares held by such individuals are subject to repurchase by us. As of December 31, 2022 and 2021, cash paid for unvested shares of $2 and $6, respectively, is included in "Other long-term liabilities" in the Consolidated Balance Sheets.

At each Consolidated Balance Sheet date, shares subject to restriction consisted of the following:

Shares
Unvested as of January 1, 2021	1,096,800
Exercise of stock options	412,810
Exercise of stock options in connection with promissory notes repayment	14,267,650
Repurchases	(35,665)
Vested	(11,607,640)
Unvested as of December 31, 2021	4,133,955
Issuance of restricted stock for acquisition	1,338,228
Exercise of stock options	27,305
Repurchases	(33,475)
Vested	(2,762,475)
Unvested as of December 31, 2022	2,703,538

In February 2019, the Board authorized certain senior executives to exercise an aggregate of 15,057,340 of stock options by issuing to us an aggregate of $23 in interest-bearing promissory notes (the “Promissory Notes”).

In May 2021, we issued 8,045,300 shares of common stock for the exercise of vested options upon the Promissory Notes full repayment of $23, which included outstanding principal and accrued interest, and recognized $14 of the associated cash proceeds in Additional Paid in Capital during the year ended December 31, 2021. Additionally, we recognized a liability of $9 related to unvested shares in "Other long-term liabilities" in the Consolidated Balance Sheets.

As of each Consolidated Balance Sheet date, we had reserved shares of Class A common stock and Class B common stock for issuance in connection with the following:

	December 31,
	2022	2021
Options to purchase Class A common stock and Class B common stock	53,728,512	58,917,018
Restricted stock units	31,242,263	15,384,809
Warrants to purchase Class B common stock	6,902,633	7,961,455
Shares available for future grant under the 2021 Plan and 2014 Plan	55,009,136	53,916,105
Shares reserved for charitable donations	4,375,112	4,922,001
Shares available for issuance under 2021 Employee Stock Purchase Plan	16,709,893	11,638,189
	167,967,549	152,739,577

13. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Year Ended December 31,
	2022	2021
Deferred revenue, beginning of year	$56	$59
Deferred revenue, end of period	$46	$56

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$51	$43

As of December 31, 2022, $480 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue on approximately $462 of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs:

	Year Ended December 31,
	2022	2021
Beginning balance	$55	$29
Capitalization of sales commissions costs	71	56
Amortization of sales commissions costs	(44)	(30)
Ending balance	$82	$55

	December 31,
	2022	2021
Deferred costs, current	$44	$30
Deferred costs, non-current	38	25
Total	$82	$55

14. Stock-Based Compensation Expense

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted and approved in 2021. The 2021 Plan replaced the 2014 Plan, which continues to govern outstanding equity awards granted thereunder. The 2021 Plan allows us to make equity-based and cash-based incentive awards to our officers, employees, directors, and consultants. We initially reserved 58,190,945 shares of Class A common stock for the issuance of awards under the 2021 Plan. The number of shares reserved and available for issuance under the 2021 Plan automatically increases each January 1, by 5% of the outstanding number of shares of the Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board.

2014 Stock Incentive Plan

The 2014 Plan was initially adopted in 2014 and amended and restated in 2020. A total of 167,777,810 shares of our Class B common stock were reserved for issuance under the 2014 Plan. Shares of Class B common stock underlying any awards under the 2014 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) were added to the shares of Class A common stock available for issuance under the 2021 Plan.

Stock-based compensation expense recognized for December 31, 2022, 2021, and 2020, were as follows:

	Year Ended December 31,
	2022	2021	2020
Costs of revenue	$33	$12	$7
Sales and marketing	50	24	16
Research and development	72	48	30
General and administrative	73	58	33
	$228	$142	$86

Stock-based compensation expense of $7 and $1, respectively, was capitalized as software development costs for the years ended December 31, 2022 and December 31, 2021. There were no such costs during the year ended December 31, 2020.

2021 Employee Stock Purchase Plan

In 2021, our Board adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan, or ESPP. We initially reserved and authorized the issuance of up to a total of 11,638,189 shares of our Class A common stock to participating employees under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each year through January 1, 2031, by the lesser of: (i) 11,638,189 shares of our Class A common stock, (ii) 1% of the issued and outstanding number of shares of Class A common stock and Class B common stock on the date immediately preceding December 31, or (iii) such lesser number of shares of Class A common stock as determined by the plan administrator of the ESPP.

As of December 31, 2022, 16,709,893 shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower. There were no shares of Class A common stock purchased under the ESPP during the year ended December 31, 2022.

ESPP expense was not material to our consolidated results of operations for the year ended December 31, 2022.

Stock Options

Our stock option awards generally have a requisite service period of four to five years and a contractual life of ten years.

The following table indicates the weighted-average assumptions made in estimating the fair value based on the Black-Scholes model as of December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.42%	1.00%	0.49%
Expected term (in years)	6.07	6.32	6.64
Expected volatility	52%	65%	63%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of common stock	$17.24	$17.00	$3.23
Weighted-average fair value per share of options issued	$8.94	$10.12	$1.95

The following is a summary of stock option activity under our stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)
Outstanding as of December 31, 2021	58,917,018	$4.53	7.65	$1,778
Granted	6,311,680	17.24
Exercised	(7,633,661)	1.93
Forfeited	(3,866,525)	10.21
Outstanding as of December 31, 2022	53,728,512	$5.98	6.94	$655
Options vested and expected to vest as of December 31, 2022	50,866,098	$5.70	6.87	$634
Options exercisable as of December 31, 2022	48,402,325	$4.63	6.67	$649
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of the month of December or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

As of December 31, 2022 and December 31, 2021, the total number of vested, unexercised options was 29,934,775 and 25,983,807, respectively, with an intrinsic value of $438 and $855, respectively. As of December 31, 2022 and December 31, 2021, the total number of unvested options was 23,793,737 and 37,106,955, respectively. The aggregate intrinsic values of options exercised was $134, $162, and $38, respectively, for the years ended December 31, 2022, 2021, and 2020, respectively. Total exercise value of options vested during the years ended December 31, 2022, 2021, and 2020 was $82, $36, and $23, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to the options was $97 and is expected to be recognized over the remaining weighted-average service period of 3.1 years.

Restricted Stock Units

The majority of our RSU awards have a requisite service period of four years. We reflect RSUs as issued and outstanding shares of common stock when such units vest. The following table summarizes RSU activity as of December 31, 2022:

	RSU	Weighted Average Grant Date Fair Value

Outstanding balance as of December 31, 2021	15,384,809	$29.71
Granted	24,272,078	18.40
Vested	(5,981,213)	25.14
Forfeited	(2,433,411)	25.63
Outstanding balance as of December 31, 2022	31,242,263	$22.11

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $29.80 and $2.21, respectively. As of December 31, 2022, we issued 5,962,878 shares of Class A common stock and Class B common stock to settle RSUs upon vesting. The fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $108 and $1, respectively. No RSUs vested during the year ended December 31, 2020.

As of December 31, 2022, total unrecognized stock-based compensation expense related to the RSUs was $479 and is expected to be recognized over the remaining weighted-average service period of 3.31 years.

Secondary Sales and Tender Offer

During 2021 and 2020, secondary investors purchased 975,057 and 9,498,100 shares of common stock from certain employees, respectively. Stock-based compensation expense related to these transactions representing amounts paid in excess of then current fair value, totaled $46 and $53, respectively, during the years ended December 31, 2021 and 2020, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2020, we facilitated a tender offer of common stock whereby certain third parties purchased an aggregate of 3,281,510 shares of common stock from certain eligible employees and non-employees for an aggregate purchase price of $49. We recognized stock-based compensation expense of $17 in connection with the tender offer which represented the difference between the purchase price and the fair value of common stock on the date of sale.

15. Income Taxes

The components of income (loss) before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$(286)	$(493)	$(249)
Foreign	9	3	1
Total loss before income taxes	$(277)	$(490)	$(248)

The components of income tax (benefit) expense for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year Ended December 31,
	2022	2021	2020
Current state	$1	$—	$—
Current foreign	2	—	—
Current tax expense	3	—	—
Deferred federal	(4)	(2)	—
Deferred state	(1)	(1)	—
Deferred tax benefit	(5)	(3)	—
Total income tax (benefit) expense	$(2)	$(3)	$—

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$160	$150
Stock-based compensation expense	34	19
Credit carryforward	42	24
Accrued expenses and reserves	28	13
Charitable contributions	8	5
Deferred revenue	2	7
Depreciation	1	2
Capitalized R&D	57	—
Inventory reserve	2	1
Lease liability	23	25
Total deferred tax assets	357	246
Valuation allowance	(310)	(206)
Net deferred tax assets	47	40
Deferred tax liabilities:
Amortization	(8)	(4)
Other	—	(2)
Capitalized contract acquisition costs	(21)	(14)
Right-of-use asset	(18)	(20)
Total deferred tax liabilities	(47)	(40)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our effective tax rate to the United States federal income tax rate were as follows:

	December 31,
	2022	2021	2020
Tax provision at statutory rate	21.0%	21.0%	21.0%
State tax—net of federal	7.8%	1.2%	5.4%
Permanent items - Other	(1.5)%	(0.6)%	(0.8)%
Warrants	7.3%	(4.2)%	—%
Convertible debt extinguishment	—%	(1.5)%	—%
Research and development credits	4.6%	1.0%	1.6%
Stock-based compensation expense	(1.0)%	(0.8)%	(4.0)%
Derivative liability	0.0%	(5.6)%	(1.3)%
Other, net	—%	—%	0.3%
Change in valuation allowance	(37.5)%	(10.0)%	(22.3)%
Effective Tax Rate	0.6%	0.5%	(0.1)%

During the year ended December 31, 2022, we recorded an income tax benefit of $2, which is primarily attributable to a non-recurring benefit of $5 for the release of a portion of our valuation allowance partially offset by U.S. state tax expense, and the tax expense recorded on the earnings of our profitable foreign subsidiaries. The valuation allowance release was due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Toast deferred tax assets as a result of the Sling acquisition.

Management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are composed principally of net operating loss, tax credit carryforwards and capitalized research and development costs. Management has determined that it is more likely than not that we will not recognize the benefits of our deferred tax assets and, as a result, a full valuation allowance has been recorded against our net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $104, $52 and $50 during the years ended December 31, 2022, 2021 and 2020, respectively, primarily due to the operating losses incurred and tax credits generated, for the period ending December 31, 2022.

As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $597 which may be able to offset future income tax liabilities. Of the federal net operating loss carryforward $513 has an indefinite carryforward period, and $85 will expire at various dates through 2037. As of December 31, 2022, we had U.S. state net operating loss carryforwards of $573, of which $480 begin to expire in 2032 and the remaining $93 do not expire. As of December 31, 2022, we had U.S. federal tax credit carryforwards of $29 which expire between 2034 and 2042. As of December 31, 2022 we had U.S. state tax credit carryforwards of $17 which expire between 2031 and 2037.

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

As of December 31, 2022, 2021, and 2020, we had immaterial tax reserves for uncertain tax positions, none of which would impact the effective tax rate if recognized. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, 2021, and 2020, we have accrued and recognized immaterial interest or penalties related to uncertain tax positions.

We file income tax returns in the United States (federal, and various state jurisdictions), as well as various foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities until utilized in a future period.

As of December 31, 2022, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from unremitted earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not material as of December 31, 2022.

16. Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, shares under our ESPP, and warrants to purchase common stock (as applicable), during periods we generate net income, or when income is recognized related to changes in fair value of our warrant liability. For the year ended December 31, 2022, we recorded a gain on fair value remeasurement of our warrant liability which was added back to the numerator to adjust net loss for the dilutive impact of the warrants. We adjusted the denominator for the incremental dilutive shares using the treasury stock method. During the years ended December 31, 2021 and 2020, we recorded a loss on fair value remeasurement of our warrant liability which was excluded from the calculation of diluted earnings per share due to antidilutive effect.

The following table sets forth the computation of net loss per share attributable to common stockholders:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(275)	$(487)	$(248)
Redemption of Series B Preferred Stock	—	—	(1)
Net loss attributable to common stockholders- basic	(275)	$(487)	$(249)
Gain on change in fair value of warrant liability	95	—	—
Net loss attributable to common stockholders- diluted	$(370)	$(487)	$(249)
Denominator:
Weighted average shares of common stock outstanding -basic	511,754,986	289,584,001	199,982,965
Effect of dilutive securities:
Warrants to purchase Class B common stock	488,120	—	—
Weighted average shares of common stock outstanding - diluted	512,243,106	289,584,001	199,982,965
Net loss per share attributable to common stockholders - basic	$(0.54)	$(1.68)	$(1.25)
Net loss per share attributable to common stockholders - diluted	$(0.72)	$(1.68)	$(1.25)

We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Options to purchase Class A common stock, Class B common stock, and common stock	53,728,512	58,917,018	58,035,220
Unvested restricted stock	2,703,538	4,133,955	1,096,800
Unvested restricted stock units	31,242,263	15,384,809	—
Shares issued for exercise of non-recourse notes	—	—	14,267,650
Convertible preferred stock (as converted to common stock)	—	—	253,832,025
Warrants to purchase Class B common stock and common stock and preferred stock (as if converted to warrants to purchase common stock)	—	7,961,455	1,002,035
Employee Stock Purchase Plan	169,448
Total	87,843,761	86,397,237	328,233,730

Potential shares issuable based on the contingent conversion features under the Convertible Notes prior to their repayment were also excluded from the computation of diluted net loss per share because the number of shares issuable was contingent on the enterprise value of the business and number of shares outstanding at the time of conversion, and such shares would be antidilutive as of December 31, 2021 and 2020 (see Note 9, "Debt").

17. Segment Information

We have significant operations in the United States, Ireland, and India. We did not earn material revenue in any country other than the United States during the years ended December 31, 2022, 2021, and 2020.

The following table sets forth the breakdown of long-lived assets based on geography:

	December 31,
	2022	2021
United States	$122	$119
Ireland	10	1
India	5	—
Other	1	—
Total long-lived assets	$138	$120

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to specific countries are based upon the country in which the asset is located.

18. Commitments and Contingencies

Purchase Commitments

We had non-cancelable purchase obligations to hardware suppliers and cloud service providers of $231 and $315 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, $196 of our non-cancelable purchase obligations are due in 2023 and $35 thereafter.

As of December 31, 2022 and 2021, we had issued standby letters of credit in the amount of $8 and $13, respectively, held as collateral for various real estate leases.

Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to reasonable estimates. As of December 31, 2022 and December 31, 2021, we do not expect any claims with a reasonably possible adverse outcome to have a material impact to us, and accordingly, have not accrued for any material claims.

19. Retirement Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by us. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At our discretion, we can match a portion of the participants’ contributions. During the years ended December 31, 2022, 2021, and 2020, we recognized $14, $6, and $2, respectively, of expense for the defined contribution plans. This matching program was temporarily suspended from April 1, 2020 through December 31, 2020 and was reinstated on January 1, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this evaluation and the material weakness identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Material Weakness in Internal Control

We identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the area of user access over certain information technology, or IT, systems that support the Company’s revenue financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also ineffective.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation Plan

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management will take comprehensive actions to remediate the material weakness in internal control over financial reporting.

The remediation actions include: (i) creating and filling an IT Compliance Oversight function; (ii) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (iii) increasing the extent of oversight and verification checks included in operation of user access controls and processes; (iv) deploying additional tools to support administration of user access; and (v) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions, when fully implemented, will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and improve the applicable controls, management may determine to take additional measures to modify the remediation plan described above. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

We disclosed in our Registration Statement on Form S-1 (File No. 333-259104) and Annual Report on Form 10-K for the year ended December 31, 2021, that material weaknesses in our internal control over financial reporting existed as of December 31, 2021. These material weaknesses relate to the controls for the financial statement close process and the controls related to unusual and infrequent transactions (including accounting for complicated stock transactions and the adoption of ASU 2014-09, Revenue from Contracts with Customers or ASC 606).

We implemented a number of measures to address the material weaknesses identified as of December 31, 2021 through development and implementation of systems, processes, and controls over the financial close and reporting process. In addition, we hired additional qualified accounting and financial reporting personnel and engaged external consultants with appropriate expertise for more challenging technical accounting issues.

We completed the necessary testing to conclude that the material weakness identified as of December 31, 2021 has been remediated as of December 31, 2022, except insofar as those controls are impacted by the ITGC-related material weakness noted above.

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or shown either in the Consolidated Financial Statements or notes thereto.
(c) Exhibits
The documents listed in the exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40819), filed with the Securities and Exchange Commission on September 27, 2021).

3.2
Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40819), filed with the Securities and Exchange Commission on September 27, 2021).

4.1
Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on September 13, 2021).

4.2
Form of warrant certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819), filed with the Securities and Exchange Commission on March 1, 2022).

4.3
Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819), filed with the Securities and Exchange Commission on March 1, 2022).

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

10.4#
2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40819), filed with the Securities and Exchange Commission on August 12, 2022).

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

10.8*#	Toast, Inc. Non-employee Director Compensation Policy

10.9†
Lease, dated June 12, 2015, by and between Registrant and Landmark Center Park Drive LLC, as amended (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Committee on August 27, 2021).

10.10
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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 1, 2023.

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

Signature	Title	Date

/s/ Christopher P. Comparato	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Christopher P. Comparato

/s/ Elena Gomez	Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Elena Gomez

/s/ Michael Matlock	Chief Accounting Officer	March 1, 2023
Michael Matlock

/s/ Paul Bell	Director	March 1, 2023
Paul Bell

/s/ Kent Bennett	Director	March 1, 2023
Kent Bennett

/s/ Susan E. Chapman-Hughes	Director	March 1, 2023
Susan E. Chapman-Hughes

/s/ Stephen Fredette	Co-President, Co-Founder, and Director	March 1, 2023
Stephen Fredette

/s/ Mark Hawkins	Director	March 1, 2023
Mark Hawkins

/s/ Hilarie Koplow-McAdams	Director	March 1, 2023
Hilarie Koplow-McAdams

/s/ Aman Narang	Co-President, Co-Founder, Chief Operating Officer, and Director	March 1, 2023
Aman Narang

/s/ Deval L. Patrick	Director	March 1, 2023
Deval L. Patrick

/s/ David Yuan	Director	March 1, 2023
David Yuan