Form 10-Q
period 2023-03-31
Toast, Inc.
filed 2023-05-10
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 363,640,890 shares of Class A common stock and 166,842,600 shares of Class B common stock as of May 2, 2023.

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
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$451	$547
Marketable securities	499	474
Accounts receivable, net	97	77
Inventories, net	112	110
Deferred costs, net	47	44
Prepaid expenses and other current assets	202	155
Total current assets	1,408	1,407
Property and equipment, net	70	61
Operating lease right-of-use assets	75	77
Intangible assets, net	31	29
Goodwill	113	107
Restricted cash	36	28
Deferred costs, non-current	44	38
Other non-current assets	18	14
Total non-current assets	387	354
Total assets	$1,795	$1,761
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$36	$30
Operating lease liabilities	15	14
Deferred revenue	43	39
Accrued expenses and other current liabilities	444	413
Total current liabilities	538	496
Warrants to purchase common stock	65	68
Operating lease liabilities, non-current	77	80
Deferred revenue, non-current	6	7
Other long-term liabilities	11	12
Total liabilities	697	663
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value- 7,000,000,000 shares authorized, 361,727,592 and 353,094,009 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.000001 par value- 700,000,000 shares authorized, 166,841,303 and 169,933,289 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost— 225,000 shares outstanding at March 31, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	—	(2)
Additional paid-in capital	2,556	2,477
Accumulated deficit	(1,458)	(1,377)
Total stockholders’ equity	1,098	1,098
Total liabilities and stockholders’ equity	$1,795	$1,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription services	$107	$63
Financial technology solutions	673	438
Hardware	31	29
Professional services	8	5
Total revenue	819	535
Costs of revenue:
Subscription services	36	25
Financial technology solutions	523	347
Hardware	57	52
Professional services	28	21
Amortization of acquired intangible assets	1	1
Total costs of revenue	645	446
Gross profit	174	89
Operating expenses:
Sales and marketing	99	71
Research and development	85	62
General and administrative	82	57
Total operating expenses	266	190
Loss from operations	(92)	(101)
Other income (expense):
Interest income (expense), net	8	—
Change in fair value of warrant liability	3	79
Other income (expense), net	—	(1)
Loss before provision for income taxes	(81)	(23)
Provision for income taxes	—	—
Net loss	$(81)	$(23)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.05)
Diluted	$(0.16)	$(0.20)
Weighted average shares used in computing net loss per share:
Basic	524,099,376	505,378,195
Diluted	524,876,023	507,037,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(81)	$(23)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	2	(2)
Total other comprehensive income (loss)	2	(2)
Comprehensive loss	$(79)	$(25)

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	523,027,298	$—	225,000	$—	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock upon exercise of common stock options	2,790,766	—	—	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock units	2,397,783	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	67	—	—	67
Vesting of restricted stock	—	—	—	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	287,086	—	—	—	4	—	—	4
Issuance of common stock in connection with business combinations	65,962	—	—	—	1	—	—	1
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(81)	—	(81)
Balances at March 31, 2023	528,568,895	$—	225,000	$—	$2,556	$(1,458)	$—	$1,098

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
Repurchase of common stock	(30,475)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	371,573	—	—	—	18	—	—	18
Issuance of common stock upon exercise of common stock options	2,750,691	—	—	—	4	—	—	4
Issuance of common stock upon vesting of restricted stock units	125,732	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	53	—	—	53
Vesting of restricted stock	—	—	—	—	1	—	—	1
Issuance of common stock in connection with business combination	37,179	—	—	—	1	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(23)	—	(23)
Balances at March 31, 2022	510,425,065	$—	225,000	$—	$2,271	$(1,125)	$(3)	$1,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(81)	$(23)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	6
Stock-based compensation expense	63	53
Amortization of deferred costs	14	10
Change in fair value of warrant liability	(3)	(79)
Change in deferred income taxes	(1)	—
Credit loss expense	13	3
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(20)	(2)
Prepaid expenses and other current assets	(6)	(14)
Deferred costs, net	(24)	(17)
Inventories, net	(1)	(2)
Accounts payable	6	(12)
Accrued expenses and other current liabilities	(20)	39
Deferred revenue	3	(6)
Operating lease right-of-use assets and operating lease liabilities	—	(2)
Other assets and liabilities	(4)	(3)
Net cash used in operating activities	(55)	(47)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(9)	—
Capitalized software	(8)	(1)
Purchases of property and equipment	(2)	(2)
Purchases of marketable securities	(176)	(30)
Proceeds from the sale of marketable securities	7	18
Maturities of marketable securities	147	12
Other investing activities	(1)	—
Net cash used in investing activities	(42)	(3)
Cash flows from financing activities:
Change in customer funds obligations, net	37	27
Proceeds from exercise of stock options and issuance of common stock upon ESPP purchase	11	4
Payment of contingent consideration	—	(2)
Net cash provided by financing activities	48	29
Net decrease in cash, cash equivalents, cash held on behalf of customers and restricted cash	(49)	(21)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	635	851
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$586	$830
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$451	$757
Cash held on behalf of customers	99	62
Restricted cash	36	11
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$586	$830

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1	$2
Issuance of Class B common stock upon exercise of common stock warrants	—	18
Deferred payments included in purchase price	1	—
Issuance of Class A common stock and Class B common stock for payment of contingent consideration	1	1
Stock-based compensation included in capitalized software	3	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2023 or any other future interim periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report. The Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

Risks and Uncertainties

We are subject to a number of risks and uncertainties, including global events and macroeconomic conditions such as inflation and its potential impact on consumer spending, rising interest rates, global supply chain issues, and public health concerns, which may also impact consumer behavior, the restaurant industry, and our business.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for credit losses, liabilities associated with financial guarantees related to loan activities, incremental borrowing rates applied in valuation of lease liabilities, fair values and useful lives of assets acquired and liabilities assumed through business combinations, stock-based compensation expense, warrants, as well as amortization periods for deferred contract acquisition costs. Actual results could vary from these estimates.

Recently Adopted Accounting Pronouncements

There have been no material changes to recently adopted accounting standards disclosed in Note 2, “Recently Adopted Accounting Pronouncements” included in the Consolidated Financial Statements in our 2022 Annual Report.

Significant Accounting Policies

There have been no material changes to our significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies” included in the Consolidated Financial Statements in our 2022 Annual Report.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.
2. Business Combinations

Delphi Display Systems, Inc.

On February 14, 2023, we acquired 100% of the outstanding capital stock of Delphi Display Systems, Inc., or Delphi, a provider of digital display solutions and drive-thru technology, for a total purchase price of $10, to extend our growing suite of products benefiting quick-service restaurants and enterprise brands.

The purchase price was preliminarily allocated to goodwill, intangible assets and other net assets of $6, $3 and $1, respectively. Intangible assets consisted of $2 of developed technology and $1 of customer relationships, each with estimated useful lives of 5 years. Goodwill is not deductible for tax purposes, and primarily attributable to synergies expected to arise after the acquisition.
Due to the timing of the acquisition, the accounting for this acquisition was not complete as of March 31, 2023. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustments as we obtain additional information. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.
The operating results of Delphi have been reflected in our results of operations from the date of the acquisition, but were not material to our consolidated financial statements.
3. Fair Value of Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurement at March 31, 2023 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$338	$—	$—	$338
Commercial paper	—	143	—	143
Certificates of deposit	—	84	—	84
Corporate bonds	—	52	—	52
U.S. government agency securities	—	73	—	73
Treasury securities	—	103	—	103
Asset-backed securities	—	44	—	44
	$338	$499	$—	$837
Liabilities:
Warrants to purchase common stock	$—	$—	$65	$65
	$—	$—	$65	$65

	Fair Value Measurement at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$483	$—	$—	$483
Commercial paper	—	140	—	140
Certificates of deposit	—	104	—	104
Corporate bonds	—	109	—	109
U.S. government agency securities	—	33	—	33
Treasury securities	—	60	—	60
Asset-backed securities	—	28	—	28
	$483	$474	$—	$957
Liabilities:
Warrants to purchase common stock	$—	$—	$68	$68
Contingent consideration	—	—	4	4
	$—	$—	$72	$72
During the three months ended March 31, 2023 and 2022, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.
Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Risk-free interest rate	3.7%	2.4%
Contractual term (in years)	4.19	5.19
Expected volatility	61.1%	54.0%
Expected dividend yield	—%	—%
Exercise price per share	$17.16	$17.15

There were no warrant exercises during the three months ended March 31, 2023. During the three months ended March 31, 2022, we issued 371,573 shares of Class B common stock as a result of warrants exercised.
Contingent Consideration Liability

Fair value of the contingent consideration liability incurred in connection with the Company’s acquisition of xtraCHEF, Inc., or xtraCHEF, was estimated based on a Monte Carlo simulation which performed numerous simulations utilizing certain assumptions, such as projected revenue amounts over the related period, risk-free rate, and risk-adjusted discount rate. The fair value measurement of contingent consideration was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The contingent consideration liability was subject to remeasurement each reporting period until the contingency was settled during three months ended March 31, 2023.

During the three months ended March 31, 2023, we paid $2 in cash and issued 38,908 shares of our Class A common stock to settle the remaining contingent consideration liability based on the achievement of 2022 revenue targets. During the three months ended March 31, 2022, we paid $2 in cash and issued 37,179 shares of our Class B common stock to settle the portion of our contingent consideration liability based on the achievement of 2021 revenue targets.

Fair Value of Liabilities

The following tables provide a roll-forward of the aggregate fair value of our common stock warrant liability and contingent consideration liability for which fair value is determined using Level 3 inputs:

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2022	$68	$4
Change in fair value	(3)	—
Settlement	—	(4)
Balance as of March 31, 2023	$65	$—

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2021	$181	$5
Change in fair value	(79)	2
Settlement	(18)	(4)
Balance as of March 31, 2022	$84	$3

4. Marketable Securities

The amortized cost, gross unrealized holding losses, and fair value of marketable securities, excluding accrued interest receivable, consisted of the following:

	March 31, 2023
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$143	$—	$143
Certificates of deposit	84	—	84
Corporate bonds	52	—	52
U.S. government agency securities	73	—	73
Treasury securities	103	—	103
Asset-backed securities	44	—	44
Total	$499	$—	$499

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$140	$—	$140
Certificates of deposit	104	—	104
Corporate bonds	110	(1)	109
U.S. government agency securities	33	—	33
Treasury securities	61	(1)	60
Asset-backed securities	28	—	28
Total	$476	$(2)	$474

The fair values of marketable securities by contractual maturities at March 31, 2023:

March 31, 2023
Due within 1 year	$396
Due after 1 year through 5 years	101
Due after 5 years through 10 years	2
Total marketable securities	$499

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. Unrealized losses were immaterial for the securities held in our portfolio as of March 31, 2023 and December 31, 2022. There were no impairment losses or expected credit losses related to our marketable securities during the three months ended March 31, 2023 and 2022.

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

We recognize a liability for both these elements which are included in “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Changes in the contingent liability for expected credit losses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$14	$2
Credit loss expense	12	2
Reductions due to loan purchases	(7)	(1)
Ending balance	$19	$3

The balance of the non-contingent stand-ready liability was $8 and $6, respectively, as of March 31, 2023 and December 31, 2022.

We repurchase delinquent loans and establish a negative allowance for expected recoveries when we have an expectation of collecting cash flows on the repurchased loans at the portfolio level. As of March 31, 2023 and December 31, 2022, we had a negative allowance for acquired loans of $4 and $2, respectively, which are included within “Prepaid expenses and other current assets.” Changes in the negative allowance were not significant for the three months ended March 31, 2023 and 2022.

6. Lessee Arrangements

The components of lease expense were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$4	$4
Variable lease expense	1	1
Total	$5	$5

The following table summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating cash flows for operating leases	$(4)	$(7)
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/ (decreases) of lease liabilities due to lease terminations	1	3
Total	$(3)	$(4)

7. Debt

Revolving Line of Credit

On March 2, 2023, we entered into an amendment to our revolving credit facility agreement, as amended, the 2021 Facility, to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. Under the terms of the amendment, interest on loans will be determined based on loan type and accrue at an annual rate, as defined in the agreement, of 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted SOFR based upon loan duration plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250. As of March 31, 2023 and December 31, 2022, no amounts were drawn or outstanding under the 2021 Facility which had $330 available as of each period end.

8. Other Balance Sheet Information

Accounts receivable, net consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$61	$45
Unbilled receivables	45	44
Less: Allowance for credit losses	(9)	(12)
Accounts receivable, net	$97	$77
Our allowance for credit losses was comprised of the following:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$(12)	$(4)
Additions	—	(1)
Write offs	3	1
Ending balance	$(9)	$(4)

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Cash held on behalf of customers	$99	$60
Prepaid expenses	31	27
Deposits for inventory purchases	16	20
Other current assets	56	48
	$202	$155

Accrued expenses and current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued transaction-based costs	$198	$181
Accrued payroll and bonus	32	59
Customer funds obligation	99	60
Accrued expenses	41	45
Accrued commissions	15	15
Contingent liability for expected credit losses	19	14
Other liabilities	40	39
	$444	$413

9. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Three Months Ended March 31,
	2023	2022
Deferred revenue, beginning of year	46	56
Deferred revenue, end of period	49	50

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$30	$24
As of March 31, 2023, approximately $517 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $497 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs and the classification of deferred costs:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$82	$55
Capitalization of sales commissions costs	23	17
Amortization of sales commissions costs	(14)	(10)
Ending balance	$91	$62

	Three Months Ended March 31,
	2023	2022
Deferred costs, current	$47	$32
Deferred costs, non-current	44	30
Total	$91	$62
10. Stock-Based Compensation

Stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
	2023	2022
Costs of revenue	$10	$8
Sales and marketing	13	13
Research and development	21	16
General and administrative	19	16
Stock based compensation	$63	$53

Stock-based compensation expense of $3 was capitalized as software development costs during the three months ended March 31, 2023. Stock-based compensation expense capitalized during the three months ended March 31, 2022 was not material.

Stock Options

The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.91%	2.16%
Expected term (in years)	6.09	6.06
Expected volatility	56.12%	51.41%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$17.33	$17.76
Weighted-average grant date fair value	$9.86	$9.02
The following is a summary of stock option activity under our stock option plans for the three months ended March 31, 2023:

(in millions, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2022	53,728,512	$5.98	6.94	$655
Granted	2,783,012	17.33
Exercised	(2,790,766)	2.19
Forfeited	(269,055)	11.15
Outstanding as of March 31, 2023	53,451,703	$6.75	6.96	$596
Options vested and expected to vest as of March 31, 2023	50,651,650	$6.43	6.98	$581
Options exercisable as of March 31, 2023	45,837,869	$4.89	6.56	$591
(1)The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of March 2023, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.
The aggregate intrinsic values of options exercised during the three months ended March 31, 2023 and 2022 was $50 and $56, respectively.

As of March 31, 2023, total unrecognized stock-based compensation expense related to the option awards was $111 and is expected to be recognized over the remaining weighted-average service period of 3.12 years.

Restricted Stock Units

The following table summarizes RSU activity during the three months ended March 31, 2023:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	31,242,263	$22.11
Granted	9,277,539	17.44
Vested	(2,403,605)	22.26
Forfeited	(620,668)	24.36
Unvested balance as of March 31, 2023	37,495,529	$20.91
The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2022 was $19.88. The fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was $48 and $3, respectively.
As of March 31, 2023, total unrecognized stock-based compensation expense related to the RSUs was $562 and is expected to be recognized over the remaining weighted-average service period of 3.3 years.

As of March 31, 2023, we had 69,995,495 shares of Class A common stock available for future issuance under our 2021 Plan.

2021 Employee Stock Purchase Plan

In 2021, our Board adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan ("ESPP") which became effective on September 23, 2021. As of March 31, 2023, 21,653,080 shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower.

During the three months ended March 31, 2023, 287,086 shares were purchased under the ESPP at $15.65 per share, resulting in cash proceeds of $4. No shares were purchased under the ESPP during the three months ended March 31, 2022.
Restricted Stock

As of March 31, 2023 and December 31, 2022, we issued 2,293,117 and 2,703,538 shares of Class A common stock and Class B common stock subject to restrictions, respectively. As of March 31, 2023, this included 927,835 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 1,365,282 shares of restricted Class A common stock issued to certain members of management of Delphi and Sling, Inc. as part of their consideration in connection with the acquisitions.

As of December 31, 2022, this included 1,365,310 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 1,338,228 shares of restricted Class A common stock issued to certain members of management of Sling, Inc. as part of their consideration in connection with the acquisition in 2022.

11. Income Taxes
Our effective income tax rate was (0.2)% and (1.3)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. deferred tax assets.

The provision for income taxes was $— and $— for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended March 31, 2023 included a non-recurring benefit of $1 for the release of the valuation allowance as a result of the acquisition of Delphi. The release is due to taxable temporary differences resulting from the Delphi acquisition being available as a source of income to realize certain pre-existing Toast, Inc. deferred tax assets.
12. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is determined by dividing net loss by the weighted average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, our ESPP, and warrants to purchase common stock, during periods we generate net income, or when income is recognized related to changes in fair value of warrant liabilities.

During the three months ended March 31, 2023 and 2022, we recorded a gain on fair value remeasurement of warrant liabilities which was added back to the numerator to adjust net loss for the dilutive impact of the warrants. We adjusted the denominator for the incremental dilutive shares using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

(in millions, except share and per share amounts)	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss, basic	$(81)	$(23)
Gain on change in fair value of warrant liabilities	3	79
Net loss, diluted	$(84)	$(102)
Denominator:
Weighted average shares of common stock outstanding—basic	524,099,376	505,378,195
Effect of dilutive securities:
Warrants to purchase Class B common stock	776,647	1,659,051
Weighted average shares of common stock outstanding—diluted	524,876,023	507,037,246
Net loss per share, basic	$(0.15)	$(0.05)
Net loss per share, diluted	$(0.16)	$(0.20)
We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Options to purchase Class A common stock and Class B common stock	53,451,703	59,652,319
Unvested restricted stock	2,293,117	3,286,605
Unvested restricted stock units	37,495,529	23,872,042
Employee Stock Purchase Plan	97,815	—
	93,338,164	86,810,966

13. Segment Information
We have significant operations in the United States, Ireland and India. We did not generate material revenue in any country other than the United States during the three months ended March 31, 2023 and 2022.

The following table sets forth the breakdown of long-lived assets based on geography:

	March 31, 2023	December 31, 2022
United States	$129	$122
Ireland	9	10
India	5	5
Other	2	1
Total long-lived assets	$145	$138

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets are based upon the country in which the asset is located.
14. Commitments and Contingencies
Purchase Commitments
We have non-cancelable purchase obligations to hardware suppliers and cloud service providers. As of March 31, 2023, there were no material changes outside the ordinary course of business to our commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
15. Subsequent Events

Boston Lease Termination and Modification

We entered into an agreement, effective as of May 4, 2023, to terminate the lease for a portion of our corporate headquarters in Boston, MA and to modify the remaining lease term to end on December 31, 2024. As part of this termination and modification agreement, we expect to pay a net fee of $11 and will write off the right of use asset and lease liability associated with the terminated portion as of the termination date. The impact to our consolidated statements of operations is expected to be immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview
Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels. As of March 31, 2023, approximately 85,000 restaurant locations, processing approximately $101 billion of gross payment volume in the trailing 12 months on the Toast platform, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.
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
Recent Developments in Macroeconomic Environment
Global events and macroeconomic conditions such as inflation and its potential impact on consumer spending, rising interest rates, global supply chain issues, and the COVID-19 pandemic have impacted and may continue to impact our business. While our business results remain positive, it is difficult to predict the potential impact these factors may have on our future business results because of the uncertainty they have produced or will produce among consumers and the restaurant industry.
Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(dollars in billions)	2023	2022	% Growth
Gross Payment Volume (GPV)(1)	$26.7	$17.8	50%

	As of March 31,
(dollars in millions)	2023	2022	% Growth
Annualized Recurring Run-Rate (ARR)	$987	$637	55%
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
Amortization of acquired intangible assets. Amortization of acquired intangible assets’ costs is related to technologies acquired through acquisitions that have the capability of producing revenue.
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

Change in fair value of warrant liability. Represents the change in the fair value of our warrant liability related to warrants issued to purchase shares of our common stock. The warrant liability is remeasured at fair value at each reporting date which could have a significant effect on other income (expense) and our results of operations during each period. The fair value is based on the trading price of our Class A common stock and other relevant valuation inputs, including estimated volatility of our Class A common stock, strike price, relevant risk-free interest rates, and time to expiration of the warrants, and may fluctuate in subsequent periods.

Other income (expense), net. Represents foreign currency transaction gains and losses, changes in fair value of our marketable securities, refundable research and development tax credits, and other items.
Income Tax Benefit (Expense)
Income tax benefit (expense). Consists of U.S. federal and state income tax as well as international taxes in various foreign jurisdictions. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between U.S. GAAP and local tax laws.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Revenue:
Subscription services	$107	$63
Financial technology solutions	673	438
Hardware	31	29
Professional services	8	5
Total revenue	819	535
Costs of revenue:
Subscription services	36	25
Financial technology solutions	523	347
Hardware	57	52
Professional services	28	21
Amortization of acquired intangible assets	1	1
Total costs of revenue(1)	645	446
Gross profit	174	89
Operating expenses:
Sales and marketing(1)	99	71
Research and development(1)	85	62
General and administrative(1)	82	57
Total operating expenses	266	190
Loss from operations	(92)	(101)
Other income (expense):
Interest income (expense), net	8	—
Change in fair value of warrant liability	3	79
Other income (expense), net	—	(1)
Loss before provision for income taxes	(81)	(23)
Provision for income taxes	—	—
Net loss	$(81)	$(23)
_________________
(1)Includes stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 as follows:
Stock-Based Compensation Expense

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Costs of revenue	$10	$8
Sales and marketing	13	13
Research and development	21	16
General and administrative	19	16
Total stock-based compensation expense	$63	$53

Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
Subscription services	$107	$63	$44	70%
Financial technology solutions	673	438	235	54%
Hardware	31	29	2	7%
Professional services	8	5	3	60%
Total revenue	$819	$535	$284	53%
The increase in subscription services revenue during the three months ended March 31, 2023 was attributed to growth in live restaurant locations on the Toast platform and the continued increase in products adopted by customers.
The increase in financial technology solutions revenue during the three months ended March 31, 2023 was attributable to the increase in live restaurant locations on the Toast platform and the increase in GPV per processing location, which was due to both higher consumer demand and higher average transaction values.
The increase in hardware revenue during the three months ended March 31, 2023 was largely driven by the growth in new restaurant locations and upsells to existing restaurant locations.
The increase in professional services revenue during the three months ended March 31, 2023 was primarily driven by the increase in new live restaurant locations.
Costs of Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
Subscription services	$36	$25	$11	44%
Financial technology solutions	523	347	176	51%
Hardware	57	52	5	10%
Professional services	28	21	7	33%
Amortization of acquired intangible assets	1	1	—	—%
Total costs of revenue	$645	$446	$199	45%
The increase in subscription services costs during the three months ended March 31, 2023 was primarily attributable to an increase in employee-related costs and contractor services. Higher employee-related costs were driven primarily by increased employee headcount.
The increase in financial technology solutions costs during the three months ended March 31, 2023 was due to an increase in GPV.
The increase in hardware costs during the three months ended March 31, 2023 was attributable to higher shipment volume as a result of growth in live restaurant locations, partially offset by lower freight costs.
The increase in professional services costs during the three months ended March 31, 2023 was primarily due to an increase in employee-related costs.
We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new restaurant locations.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
Sales and marketing	$99	$71	$28	39%
The increase in sales and marketing expenses during the three months ended March 31, 2023 was attributable to a $23 million increase in employee-related costs.
Research and Development

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
Research and development	$85	$62	$23	37%
The increase in research and development expenses during the three months ended March 31, 2023 was attributable to a $19 million increase in employee-related costs, of which $5 million was stock-based compensation.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
General and administrative	$82	$57	$25	44%
The increase in general and administrative expenses during the three months ended March 31, 2023 was attributable to a $12 million increase in bad debt and credit related expenses, mainly due to growth in our Toast Capital product offering, and an increase of employee-related costs of $12 million, of which $3 million was stock-based compensation.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
Interest income (expense), net	$8	$—	$8	100%
The increase in interest income (expense), net during the three months ended March 31, 2023 was attributable to higher interest income generated on our investments in marketable securities.
Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	Amount	%
Change in fair value of warrant liability	$3	$79	$(76)	(96)%

Change in fair value of warrant liability for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 was primarily attributable to a smaller decrease in the value of common stock underlying the outstanding warrants in the three months ended March 31, 2023 relative to the decrease in value of the common stock during the same period in the prior year.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures described below to supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP and to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
Net Loss (GAAP) and Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income (expense), net, other income (expense) net, acquisition expenses, fair value adjustments on warrant liabilities, expenses related to early termination of leases, charitable contribution stock-based expense, and income taxes, as applicable. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Net loss	$(81)	$(23)
Stock-based compensation expense and related payroll tax	68	53
Depreciation and amortization	6	6
Interest (income) expense, net	(8)	—
Change in fair value of warrant liability	(3)	(79)
Acquisition expenses	1	—
Termination of leases	—	(2)
Adjusted EBITDA	$(17)	$(45)

Net Cash Used in Operating Activities (GAAP) and Free Cash Flow (Non-GAAP)
Free cash flow is defined as net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe that free cash flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations and used for purchases of property and equipment, capitalization of software costs, and investments in our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of free cash flow to the net cash used in operating activities for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in operating activities	$(55)	$(47)
Purchases of property and equipment	(2)	(2)
Capitalized software	(8)	(1)
Free cash flow	$(65)	$(50)

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $950 million, excluding cash held on behalf of customers of $99 million, restricted cash of $36 million, and $330 million available under our 2021 Facility (as defined herein). Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and asset-backed securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in operating activities	$(55)	$(47)
Net cash used in investing activities	(42)	(3)
Net cash provided by financing activities	48	29
Net decrease in cash, cash equivalents and restricted cash	$(49)	$(21)
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $55 million as a result of our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, credit loss expenses, depreciation, and amortization, as well as a use of cash for working capital. The change in working capital was primarily driven by higher deferred costs and accounts receivable and lower accrued expenses and other current liabilities.
For the three months ended March 31, 2022, net cash used in operating activities was $47 million as a result of our net loss for the period, adjusted for certain non-cash items, such as the change in fair value of warrant liabilities, stock-based compensation, depreciation, and amortization as well as a use of cash for working capital. The change in working capital was primarily driven by higher deferred costs and prepaid expenses and other current assets, partially offset by higher accrued expenses and other current liabilities.
Investing Activities
For the three months ended March 31, 2023, cash used in investing activities was $42 million, which consisted of cash paid for purchases of marketable securities and cash paid for an acquisition, partially offset by proceeds from sales and maturities of marketable securities.
For the three months ended March 31, 2022, cash used in investing activities was $3 million, which consisted of cash paid for marketable securities, purchases of property and equipment, and cash outflows for capitalized software, partially offset by proceeds from sales and maturities of marketable securities.

Financing Activities
For the three months ended March 31, 2023, cash provided by financing activities was $48 million, which consisted primarily of increase in customer funds obligations, proceeds from the exercise of stock options, and issuance of common stock upon ESPP purchase.
For the three months ended March 31, 2022, cash provided by financing activities was $29 million, which consisted primarily of increase in customer funds obligations and proceeds from the exercise of stock options.
Credit Facilities

On March 2, 2023 we entered into an amendment to our revolving credit facility agreement, or 2021 Facility, to replace LIBOR with SOFR. Under the terms of the amendment, interest on loans will be determined based on loan type and accrue at an annual rate, as defined in the agreement, of 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted SOFR based upon loan duration plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of March 31, 2023 and December 31, 2022, no amount were drawn or outstanding under the 2021 Facility which had $330 million available as of each period end. As of March 31, 2023 and December 31, 2022, there were $8 million letters of credit outstanding.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
During the three months ended March 31, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our 2022 Annual Report. Please refer to Note 6, “Lessee Arrangements” and Note 14, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of our lease and purchase commitments.
Please refer to Note 5, “Loan Servicing Activities and Acquired Loans Receivable, Net” to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of credit exposure related to our financial guarantees as of March 31, 2023.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments are related to revenue recognition, business combinations and other acquired intangible assets, and stock-based compensation expense. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to those included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements

Refer to the sections titled “Recently Issued Accounting Pronouncements” in Note 1 in the Notes to our unaudited Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates, as well as credit risk on accounts receivable and our loan servicing activities. Our exposure to market and credit risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2023, our disclosure controls and procedures were not effective.

As disclosed in Item 9A, “Controls and Procedures” of our 2022 Annual Report, we previously identified a material weakness in our internal control over financial reporting related to deficiencies in our information technology general controls. Notwithstanding the identified material weakness, our management believes the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Remediation Plan for Material Weakness

Remediation generally requires making changes to how controls are designed and implemented, and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have commenced the planned actions to remediate this material weakness including (i) creating and filling an IT Compliance Oversight function; (ii) developing and implementing additional training and awareness programs addressing information technology general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (iii) increasing the extent of oversight and verification checks included in operation of user access controls and processes; (iv) deploying additional tools to support administration of user access; and (v) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions, when fully implemented, will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and improve the applicable controls, management may determine to take additional measures to modify the remediation plan described above. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023.

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant growth in recent periods, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain, enhance and scale our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to continue to invest in and seek to enhance our IT systems and capabilities, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure and other business systems.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended March 31, 2023 and 2022, our revenue was $819 million and $535 million, respectively, representing a 53% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. The ratio of card-not-present and debit card transactions as a proportion of the total payment transactions processed through our platform can fluctuate from time to time and may be impacted by global events such as the COVID-19 pandemic, which may lead to corresponding fluctuations in our revenue and gross profit.

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

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, including those caused by the COVID-19 pandemic, rising inflation and interest rates, and economic downturns. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $81 million and $23 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1,458 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

Historically, we have funded our operations, capital expenditures, and acquisitions primarily through our revenue, the issuance of convertible preferred stock, common stock and convertible notes, payments received for the delivery of our services as well as borrowings under our revolving credit facility. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for at least the next twelve months, our future capital requirements and the adequacy of available funds will depend on many factors. We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise additional funds through further issuances of debt, equity, or other securities convertible into equity, including convertible debt securities, our existing stockholders may experience significant dilution of their ownership interests, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.

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

As of December 31, 2022, we had accumulated $597 million and $573 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $513 million have an indefinite carryforward period but may not offset more than 80% of current taxable income annually in accordance with the Tax Cuts and Jobs Act of 2017, and $85 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all.] Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

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

Many of the key components used to manufacture our products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as the COVID-19 pandemic), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, there has been increased demand for semiconductor chips in recent years, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems, and other IT equipment that use these chips. As a result, our ability to source semiconductor chips used in our hardware products has been adversely affected. The gap between supply and demand may result in increased component delivery lead times, delays in the production of our hardware products, and increased costs to source available semiconductor chips, which may impact our ability to deliver sufficient quantities of our hardware products to support our existing customers and to support our growth through sales to new customers.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, or if we are affected by adverse global supply chain dynamics, we may incur unexpected production disruption, storage, transportation, and write off costs, which may harm our business and operating results. For example, we have recently experienced elevated freight costs. If freight costs remain elevated in the near-term, it may adversely impact our hardware costs and our profitability. Given the uncertainty and instability of global economic and political environment, we cannot predict how, the duration of and the extent to which our operations and financial results may be affected.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, we had 166,841,303 shares of Class B common stock outstanding, representing approximately 82% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 85% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

Our third amended and restated bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our third amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our third amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. Our third amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

We are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, which requires us to document and test our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with our annual report on Form 10-K for the fiscal year ended December 31, 2022. In support of such certification, we were required to document and make significant changes and enhancements, including hiring personnel and establishing our internal audit functions. Likewise, our independent registered public accounting firm was required to provide an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. We anticipate to continue investing significant resources to develop and refine our disclosure controls and other procedures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting as of December 31, 2022, related to ineffective information technology general controls, or ITGCs, in the area of user access over certain IT systems that support our revenue financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also ineffective. Although the material weakness identified above did not result in any material misstatements in our condensed consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control weaknesses constitute a material weakness and that our internal control was not effective as of December 31, 2022.

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
During the three months ended March 31, 2023, we issued 38,908 shares of our Class A common stock to various persons and entities as consideration for our contingent consideration liability associated with the 2021 acquisition of XtraCHEF, as further described in Note 3, “Fair Value of Financial Instruments” to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, we issued 27,054 shares of our Class A common stock to a certain member of management of Delphi as restricted stock as part of such member’s consideration in conjunction with the acquisition of Delphi.

The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in these transactions.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Based on the recommendation of the nominating and corporate governance committee of our board of directors, or the Board, the Board approved an amendment and restatement to the second amended and restated by-laws, or the By-laws, of Toast, Inc., effective as of May 9, 2023. The By-laws were amended and restated primarily to address procedural mechanics and disclosure requirements in connection with stockholder proposals and nominations of directors and the universal proxy rules adopted by the Securities and Exchange Commission and include, among other things, the following changes:
•a requirement for a nominating stockholder to comply in all respects with the requirements of Rule 14a-19, under the Exchange Act;
•a requirement that the proposing stockholder provide any additional information requested by the Company in order to determine whether the stockholder has complied with the By-laws or evaluate any nomination or other business described in the stockholder’s notice;
•a requirement for a nominating stockholder to provide a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
•a requirement that the proposed nominee make certain undertakings relating to the proposed nominee’s willingness and ability to serve as a director if elected;
•a requirement that stockholders soliciting proxies use a proxy card color other than white, which is reserved for the Board’s exclusive use; and
•additional informational and procedural requirements for the proposing stockholder.
The By-laws were also amended and restated to reflect technical and conforming changes, including updates to provisions of the By-laws relating to the power of the chair at a stockholders’ meeting, the Company’s ability to conduct business by remote communications, and recent changes to the Delaware General Corporation Law.
This description of the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, which are filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*	Third Amended and Restated Bylaws of the Registrant (effective May 9, 2023).
10.1*
Amendment Agreement dated as of March 2, 2023, relating to the Revolving Credit and Guaranty Agreement, dated June 8, 2021, by and among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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

TOAST, INC.
(Registrant)

May 9, 2023	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

May 9, 2023	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

May 9, 2023	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer