Form 10-Q
period 2023-06-30
Toast, Inc.
filed 2023-08-09
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40819
Toast, Inc.
(Exact name of registrant as specified in its charter)

Delaware		45-4168768
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

401 Park Drive
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 410,843,910 shares of Class A common stock and 124,789,025 shares of Class B common stock as of August 1, 2023.

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
•our ability to source, finance and integrate companies and assets that we have or may acquire; and
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$488	$547
Marketable securities	502	474
Accounts receivable, net	115	77
Inventories, net	107	110
Deferred costs, net	52	44
Prepaid expenses and other current assets	191	155
Total current assets	1,455	1,407
Property and equipment, net	61	61
Operating lease right-of-use assets	25	77
Intangible assets, net	30	29
Goodwill	113	107
Restricted cash	43	28
Deferred costs, non-current	52	38
Other non-current assets	16	14
Total non-current assets	340	354
Total assets	$1,795	$1,761
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$42	$30
Operating lease liabilities	8	14
Deferred revenue	41	39
Accrued expenses and other current liabilities	493	413
Total current liabilities	584	496
Warrants to purchase common stock	90	68
Operating lease liabilities, non-current	25	80
Deferred revenue, non-current	12	7
Other long-term liabilities	5	12
Total liabilities	716	663
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value; 7,000,000,000 shares authorized; 376,140,827 and 353,094,009 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.000001 par value; 700,000,000 shares authorized; 156,795,897 and 169,933,289 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost; 225,000 shares outstanding at June 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(2)	(2)
Additional paid-in capital	2,637	2,477
Accumulated deficit	(1,556)	(1,377)
Total stockholders’ equity	1,079	1,098
Total liabilities and stockholders’ equity	$1,795	$1,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription services	$121	$76	$227	$139
Financial technology solutions	808	562	1,482	1,000
Hardware	41	30	72	59
Professional services	8	7	16	12
Total revenue	978	675	1,797	1,210
Costs of revenue:
Subscription services	39	27	75	51
Financial technology solutions	631	448	1,155	796
Hardware	67	61	123	113
Professional services	32	25	60	46
Amortization of acquired intangible assets	1	1	2	2
Total costs of revenue	770	562	1,415	1,008
Gross profit	208	113	382	202
Operating expenses:
Sales and marketing	100	77	199	148
Research and development	92	67	177	129
General and administrative	96	68	179	125
Total operating expenses	288	212	555	402
Loss from operations	(80)	(99)	(173)	(200)
Other income (expense):
Interest income, net	9	1	17	1
Change in fair value of warrant liability	(26)	44	(23)	123
Other income (expense), net	—	—	1	(1)
Loss before provision for income taxes	(97)	(54)	(178)	(77)
Provision for income taxes	(1)	—	(1)	—
Net loss	$(98)	$(54)	$(179)	$(77)
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.11)	$(0.34)	$(0.15)
Diluted	$(0.19)	$(0.11)	$(0.34)	$(0.39)
Weighted average shares used in computing net loss per share:
Basic	529,226,266	509,532,418	526,677,000	507,420,257
Diluted	529,226,266	509,532,418	526,677,000	508,176,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(98)	$(54)	$(179)	$(77)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax effect of $0	(2)	(1)	—	(3)
Currency translation adjustments	—	(1)	—	(1)
Total other comprehensive loss	(2)	(2)	—	(4)
Comprehensive loss	$(100)	$(56)	$(179)	$(81)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

Six Months Ended June 30, 2023

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	523,027,298	$—	225,000	$—	$2,477	$(1,377)	$(2)	$1,098
Repurchase of common stock	(44,440)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	19,494	—	—	—	1	—	—	1
Issuance of common stock upon exercise of common stock options	4,790,307	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	4,791,017	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	141	—	—	141
Vesting of restricted stock	—	—	—	—	2	—	—	2
Issuance of common stock under employee stock purchase plan	287,086	—	—	—	4	—	—	4
Issuance of common stock in connection with business combinations	65,962	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	(179)	—	(179)
Balances at June 30, 2023	532,936,724	$—	225,000	$—	$2,637	$(1,556)	$(2)	$1,079
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

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

Three Months Ended June 30, 2023

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2023	528,568,895	$—	225,000	$—	$2,556	$(1,458)	$—	$1,098
Repurchase of common stock	(44,440)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	19,494	—	—	—	1	—	—	1
Issuance of common stock upon exercise of common stock options	1,999,541	—	—	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock units	2,393,234	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	74	—	—	74
Vesting of restricted stock	—	—	—	—	1	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(98)	—	(98)
Balances at June 30, 2023	532,936,724	$—	225,000	$—	$2,637	$(1,556)	$(2)	$1,079
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

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(179)	$(77)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	12
Stock-based compensation expense	135	110
Amortization of deferred costs	28	20
Change in fair value of warrant liability	23	(123)
Credit loss expense	25	7
Change in deferred income taxes	(1)	—
Asset impairments	15	—
Other	(12)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(42)	(15)
Prepaid expenses and other current assets	(3)	(11)
Deferred costs, net	(50)	(35)
Inventories, net	4	(20)
Accounts payable	12	(4)
Accrued expenses and other current liabilities	24	76
Deferred revenue	7	(4)
Operating lease right-of-use assets and operating lease liabilities	1	—
Other assets and liabilities	(6)	(7)
Net cash used in operating activities	(5)	(68)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(9)	—
Capitalized software	(17)	(5)
Purchases of property and equipment	(4)	(7)
Purchases of marketable securities	(351)	(140)
Proceeds from the sale of marketable securities	13	32
Maturities of marketable securities	315	78
Other investing activities	(1)	—
Net cash used in investing activities	(54)	(42)
Cash flows from financing activities:
Change in customer funds obligations, net	31	37
Proceeds from issuance of common stock	15	7
Payment of contingent consideration	—	(2)
Net cash provided by financing activities	46	42
Net (decrease) increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	(13)	(68)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	635	851
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$622	$783
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$488	$697
Cash held on behalf of customers	91	72
Restricted cash	43	14
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$622	$783

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class B common stock upon exercise of common stock warrants	1	18
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in millions, except share and per share amounts)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Toast, Inc. (“we,” or “the Company”), is a cloud-based all-in-one digital technology platform purpose-built for the entire restaurant community. We provide a comprehensive platform of software as a service (SaaS) products and financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels.
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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report. The Condensed Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

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

2. Fair Value of Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurement at June 30, 2023 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$265	$—	$—	$265
Commercial paper	—	104	—	104
Certificates of deposit	—	78	—	78
Corporate bonds	—	17	—	17
U.S. government agency securities	—	113	—	113
Treasury securities	—	134	—	134
Asset-backed securities	—	56	—	56
	$265	$502	$—	$767
Liabilities:
Warrants to purchase common stock	$—	$—	$90	$90
	$—	$—	$90	$90

	Fair Value Measurement at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$483	$—	$—	$483
Commercial paper	—	140	—	140
Certificates of deposit	—	104	—	104
Corporate bonds	—	109	—	109
U.S. government agency securities	—	33	—	33
Treasury securities	—	60	—	60
Asset-backed securities	—	28	—	28
	$483	$474	$—	$957
Liabilities:
Warrants to purchase common stock	$—	$—	$68	$68
Contingent consideration	—	—	4	4
	$—	$—	$72	$72
During the six months ended June 30, 2023 and 2022, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.
Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.3%	4.1%
Contractual term (in years)	4	4
Expected volatility	61.4%	60.3%
Expected dividend yield	—%	—%
Exercise price per share	$17.16	$17.16

Fair Value of Liabilities

The following tables provide a roll-forward of the aggregate fair value of our common stock warrant liability and contingent consideration liability for which fair value is determined using Level 3 inputs:

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2022	$68	$4
Change in fair value	23	—
Settlement	(1)	(4)
Balance as of June 30, 2023	$90	$—

	Common Stock Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2021	$181	$5
Change in fair value	(123)	2
Settlement	(18)	(4)
Balance as of June 30, 2022	$40	$3

The contingent consideration liability relates to the Company’s acquisition of xtraCHEF, Inc., or xtraCHEF, in fiscal 2021. During the six months ended June 30, 2023, we paid $2 in cash and issued 38,908 shares of our Class A common stock to settle the remaining contingent consideration liability based on the achievement of 2022 revenue targets. During the six months ended June 30, 2022, we paid $2 in cash and issued 37,179 shares of our Class B common stock to settle the portion of our contingent consideration liability based on the achievement of 2021 revenue targets.

3. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities, excluding accrued interest receivable, consisted of the following:

	June 30, 2023
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$104	$—	$104
Certificates of deposit	78	—	78
Corporate bonds	17	—	17
U.S. government agency securities	113	—	113
Treasury securities	136	(2)	134
Asset-backed securities	56	—	56
Total	$504	$(2)	$502

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$140	$—	$140
Certificates of deposit	104	—	104
Corporate bonds	110	(1)	109
U.S. government agency securities	33	—	33
Treasury securities	61	(1)	60
Asset-backed securities	28	—	28
Total	$476	$(2)	$474

The fair values of marketable securities by contractual maturities at June 30, 2023:

June 30, 2023
Due within 1 year	$337
Due after 1 year through 5 years	163
Due after 5 years through 10 years	2
Total marketable securities	$502

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. There were no impairment losses or expected credit losses related to our marketable securities during the three and six months ended June 30, 2023 and 2022.

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

We recognize a liability for both these elements which are included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.

Changes in the contingent liability for expected credit losses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$19	$3	$14	$2
Credit loss expense	10	3	22	5
Reductions due to loan purchase	(7)	(1)	(14)	(2)
Ending balance	$22	$5	$22	$5

The balance of the non-contingent stand-ready liability was $11 and $6, respectively, as of June 30, 2023 and December 31, 2022.

5. Lessee Arrangements

During the three months ended June 30, 2023, we entered into an agreement to terminate the lease for a portion of our corporate headquarters in Boston, MA, and modify the remaining lease term to end on December 31, 2024. As a result, we agreed to pay a net fee of $11. We recorded a net charge of $12 within general and administrative expenses on our Condensed Consolidated Statement of Operations, inclusive of a loss on impairment of certain property plant and equipment associated with the terminated portion of the lease.

The components of lease expense were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$4	$7	$8	$11
Variable lease expense	—	1	1	2
Total	$4	$8	$9	$13

The following table summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Operating cash flows for operating leases	$(11)	$(13)
Supplemental non-cash amounts of increases in lease liabilities from obtaining right-of-use assets/ (decreases) of lease liabilities from lease terminations and modifications	(55)	3
Total	$(66)	$(10)

6. Debt

Revolving Line of Credit

On March 2, 2023, we entered into an amendment to our revolving credit facility agreement, as amended, the 2021 Facility, to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. Under the terms of the amendment, interest on loans will be determined based on loan type and accrue at an annual rate, as defined in the agreement, of 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted SOFR based upon loan duration plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250. As of June 30, 2023 and December 31, 2022, no amounts were drawn or outstanding under the 2021 Facility which had $330 available as of each period end.

7. Business Combinations

Delphi Display Systems, Inc.

On February 14, 2023, we acquired 100% of the outstanding capital stock of Delphi Display Systems, Inc., or Delphi, a provider of digital display solutions and drive-thru technology, for a total purchase price of $10, to extend our growing suite of products benefiting quick-service restaurants and enterprise brands.

We have not finalized the purchase price allocation. The purchase price was preliminarily allocated to goodwill, intangible assets and other net assets of $6, $3 and $1, respectively. Intangible assets consisted of $2 of developed technology and $1 of customer relationships, each with estimated useful lives of 5 years. Goodwill is not deductible for tax purposes, and primarily attributable to synergies expected to arise after the acquisition.
The operating results of Delphi have been reflected in our results of operations from the date of the acquisition, but were not material to our consolidated financial statements.

8. Other Balance Sheet Information

Accounts receivable, net consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$72	$45
Unbilled receivables	53	44
Less: Allowance for credit losses	(10)	(12)
Accounts receivable, net	$115	$77
Our allowance for credit losses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$(9)	$(4)	$(12)	$(4)
Additions	(3)	(2)	(3)	(3)
Write offs	2	1	5	2
Ending balance	$(10)	$(5)	$(10)	$(5)

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Cash held on behalf of customers	$91	$60
Prepaid expenses	24	27
Deposits for inventory purchases	13	20
Other current assets	63	48
	$191	$155

Accrued expenses and current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued transaction-based costs	$220	$181
Accrued payroll and bonus	58	59
Customer funds obligation	91	60
Accrued expenses	48	45
Accrued commissions	20	15
Contingent liability for expected credit losses	22	14
Other liabilities	34	39
	$493	$413

9. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Six Months Ended June 30,
	2023	2022
Deferred revenue, beginning of year	$46	$56
Deferred revenue, end of period	53	52

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$40	$35
As of June 30, 2023, approximately $579 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $535 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs and the classification of deferred costs:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$82	$55
Capitalization of sales commissions costs	50	35
Amortization of sales commissions costs	(28)	(20)
Ending balance	$104	$70

10. Stock-Based Compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs of revenue	$11	$8	$20	$16
Sales and marketing	15	13	28	25
Research and development	25	18	46	34
General and administrative	21	19	41	35
Total Stock based compensation	$72	$58	$135	$110

Stock-based compensation expense of $3 and $6, respectively, was capitalized as software development costs during the three and six months ended June 30, 2023. Stock-based compensation expense of $1 and $2, respectively, was capitalized as software development costs during each of the three and six months ended June 30, 2022.

Stock Options

The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.90%	2.16%
Expected term (in years)	6.08	6.06
Expected volatility	56.19%	51.41%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$18.01	$17.76
Weighted-average grant date fair value	$10.24	$9.02
The following is a summary of stock option activity under our stock option plans for the six months ended June 30, 2023:

(in millions, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2022	53,728,512	$5.98	6.94	$655
Granted	3,147,911	18.01
Exercised	(4,790,307)	2.33
Forfeited	(433,118)	11.00
Outstanding as of June 30, 2023	51,652,998	$7.01	6.77	$806
Options vested and expected to vest as of June 30, 2023	49,280,264	$6.72	6.68	$783
Options exercisable as of June 30, 2023	44,051,781	$5.11	6.34	$767
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of June 2023, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The weighted average grant date fair value of options granted during the three months ended June 30, 2023 was $13.16. There were no options granted during the three months ended June 30, 2022. The aggregate intrinsic values of options exercised was $36 and $86, respectively, during the three and six months ended June 30, 2023 and $25 and $81, respectively, during the three and six months ended June 30, 2022.

As of June 30, 2023, total unrecognized stock-based compensation expense related to the option awards was $105 and is expected to be recognized over the remaining weighted-average service period of 2.94 years.
Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2023:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	31,242,263	$22.11
Granted	12,483,091	$18.43
Vested	(4,806,043)	$21.93
Forfeited	(1,452,993)	$22.09
Unvested balance as of June 30, 2023	37,466,318	$20.90

The weighted average grant-date fair value of RSUs granted during the three months ended June 30, 2023 and 2022 was $20.95 and $15.88, respectively. The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2022 was 18.59. The fair value of RSUs vested during the three months ended June 30, 2023 and 2022 was $45 and $26, respectively. The fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $93 and $29, respectively.
As of June 30, 2023, total unrecognized stock-based compensation expense related to the RSUs was $561 and is expected to be recognized over the remaining weighted-average service period of 3.14 years.

As of June 30, 2023, we had 67,430,636 shares of Class A common stock available for future issuance under our 2021 Plan.
2021 Employee Stock Purchase Plan

In 2021, our Board adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan ("ESPP") which became effective on September 23, 2021. As of June 30, 2023, 21,653,080 shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower.

During the six months ended June 30, 2023, 287,086 shares were purchased under the ESPP at $15.65 per share, resulting in cash proceeds of $4. No shares were purchased under the ESPP during the six months ended June 30, 2022.
Restricted Stock

As of June 30, 2023 and December 31, 2022, we have issued 1,817,462 and 2,703,538 shares of Class A and B common stock subject to restrictions, respectively.

As of June 30, 2023, this included 452,180 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 1,365,282 shares of restricted Class A common stock issued to certain members of management of Delphi and Sling, Inc. as part of their consideration in connection with the acquisitions.

As of December 31, 2022, this included 1,365,310 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 1,338,228 shares of restricted Class A common stock issued to certain members of management of Sling, Inc. as part of their consideration in connection with the acquisition in 2022.

11. Income Taxes
Our effective income tax rate was (0.8)% and (0.5)% for the three months ended June 30, 2023 and 2022, respectively, and was (0.5)% and (0.7)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. deferred tax assets.
The provision for income taxes was $1 and $0 for both the three and six months ended June 30, 2023 and June 30, 2022, respectively. The change in the provision for income taxes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is due to the tax expense recorded on the earnings of our profitable foreign subsidiaries, and also included a non-recurring benefit of $1 for the release of the valuation allowance as a result of the acquisition of Delphi. The release is due to taxable temporary differences resulting from the Delphi acquisition being available as a source of income to realize certain pre-existing Toast, Inc. deferred tax assets.

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

During the three and six months ended June 30, 2023, we recorded a loss on fair value remeasurement of warrants to purchase common stock which are excluded from the computation of diluted net loss per share due to their anti-dilutive impact.

During the three and six months ended June 30, 2022, we recorded a gain on fair value remeasurement of warrants to purchase common stock. For the six months ended June 30, 2022, this was added back to the numerator to adjust net loss for the dilutive impact of the warrants with a corresponding adjustment to the denominator for the incremental dilutive shares using the treasury stock method. For the three months ended June 30, 2022, the exercise price for the warrants exceeded the average trading price of our Class A common stock, therefore, no adjustment was made to the numerator or denominator due to their anti-dilutive impact.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss, basic	$(98)	$(54)	$(179)	$(77)
Gain on change in fair value of warrant liability	—	—	—	123
Net loss, diluted	$(98)	$(54)	$(179)	$(200)
Denominator:
Weighted average shares of common stock outstanding—basic	529,226,266	509,532,418	526,677,000	507,420,257
Effect of dilutive securities:
Warrants to purchase Class B common stock	—	—	—	756,238
Weighted average shares of common stock outstanding—diluted	529,226,266	509,532,418	526,677,000	508,176,495
Net loss per share, basic	$(0.19)	$(0.11)	$(0.34)	$(0.15)
Net loss per share, diluted	$(0.19)	$(0.11)	$(0.34)	$(0.39)
We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase Class A common stock and Class B common stock	51,652,998	56,687,498	51,652,998	56,687,498
Unvested restricted stock	1,817,462	2,624,790	1,817,462	2,624,790
Unvested restricted stock units	37,466,318	26,198,339	37,466,318	26,198,339
Warrants to purchase Class B common stock	6,790,080	6,902,633	6,790,080	—
Employee Stock Purchase Plan	289,219	—	289,219	—
	98,016,077	92,413,260	98,016,077	85,510,627

13. Segment Information
We have significant operations in the United States, Ireland, and India. We did not generate material revenue in any country other than the United States during the three and six months ended June 30, 2023 and 2022.

The following table sets forth the breakdown of long-lived assets based on geography:

	June 30, 2023	December 31, 2022
United States	$71	$122
Ireland	9	10
India	5	5
Other	1	1
Total long-lived assets	$86	$138

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets are based upon the country in which the asset is located.

14. Commitments and Contingencies
Purchase Commitments
We have non-cancelable purchase obligations with hardware suppliers and cloud service providers. As of June 30, 2023, there were no material changes outside the ordinary course of business to our commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Overview
Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. We provide a comprehensive platform of software as a service (SaaS) products and financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine-in, takeout, and delivery channels.

As of June 30, 2023, approximately 93,000 restaurant Locations (as defined below), processing approximately $110 billion of gross payment volume in the trailing 12 months on the Toast platform, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.
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
We define a live location, or Location, as a unique location that has used Toast Point of Sale to record transaction volumes above a minimum threshold, and has not been marked as a churned location as of the date of determination. A Location can use Toast payment services, which we refer to as a Toast Processing Location, or for select enterprise customers, not use Toast’s payment services, which we refer to as a Non-Toast Processing Location. Customers of legacy solutions provided by companies that we have acquired, that do not use Toast Point of Sale, are not included in our Location count.

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
Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2023	2022	% Growth	2023	2022	% Growth
Gross Payment Volume (GPV)(1)	$32.1	$23.3	38%	$58.8	$41.1	43%

	As of June 30,
(dollars in millions)	2023	2022	% Growth
Annualized Recurring Run-Rate (ARR)	$1,140	$787	45%
Gross Payment Volume (GPV)(1)
Gross Payment Volume represents the sum of total dollars processed through the Toast payments platform across Toast Processing Locations in a given period. GPV is a key measure of the scale of our platform, which in turn drives our financial performance. As our customers generate more sales and therefore more GPV, we generally see higher financial technology solutions revenue.
_________________

(1) Please note that numbers may not tie due to rounding to the nearest hundred million.

Annualized Recurring Run-Rate (ARR)
We monitor Annualized Recurring Run-Rate as a key operational measure of the scale of our subscription and payment processing services for both new and existing customers. To calculate this metric, we first calculate recurring run-rate on a monthly basis. Monthly Recurring Run-Rate, or MRR, is measured on the final day of each month as the sum of (i) our monthly billings of subscription services fees, which we refer to as the subscription component of MRR, and (ii) our in-month adjusted payments services fees, exclusive of estimated transaction-based costs, which we refer to as the payments component of MRR. MRR does not include fees derived from Toast Capital or related costs. MRR is also not burdened by the impact of SaaS credits offered. The MRR calculation includes all locations on the Toast platform and locations on legacy solutions, which have a negligible impact on ARR.

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

Seasonality

We experience seasonality in our financial technology solutions revenue, which is largely driven by the level of GPV processed through our platform. For example, customers typically have greater sales during the warmer months, though this effect varies regionally, and can be impacted by seasonal needs of our customers (which may also impact the total number of Toast Processing Locations in such a period that contributes to our GPV). As a result, our financial technology solutions revenue per Toast Processing Location has historically been stronger in the second and third quarters. We believe that financial technology solutions revenue from both existing and potential future products will continue to represent a significant proportion of our overall revenue mix, and seasonality will continue to impact our results of operations.
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

Other Income (Expense)
Our other income and expenses consist of the following:

Interest income, net. Consists of interest earned from cash held in money market accounts and interest earned on our marketable securities.
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

Results of Operations
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Subscription services	$121	$76	$45	59%	$227	$139	$88	63%
Financial technology solutions	808	562	246	44%	1,482	1,000	482	48%
Hardware	41	30	11	37%	72	59	13	22%
Professional services	8	7	1	14%	16	12	4	33%
Total revenue	$978	$675	$303	45%	$1,797	$1,210	$587	49%
The increase in subscription services revenue during the three and six months ended June 30, 2023 was attributed to growth in restaurant Locations on the Toast platform and the continued increase in products adopted by customers.
The increase in financial technology solutions revenue during the three and six months ended June 30, 2023 was attributable to the increase in restaurant Locations on the Toast platform and the increase in GPV per Toast Processing Location.

The increase in hardware revenue during the three and six months ended June 30, 2023 was largely driven by the growth in new restaurant locations and higher hardware sales to existing restaurant locations.
Costs of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Subscription services	$39	$27	$12	44%	$75	$51	$24	47%
Financial technology solutions	631	448	183	41%	1,155	796	359	45%
Hardware	67	61	6	10%	123	113	10	9%
Professional services	32	25	7	28%	60	46	14	30%
Amortization of acquired technology and customer assets	1	1	—	—%	2	2	—	—%
Total costs of revenue	$770	$562	$208	37%	$1,415	$1,008	$407	40%
The increase in subscription services costs during the three and six months ended June 30, 2023 was attributable to an increase in employee-related costs due to higher headcount.
The increase in financial technology solutions costs during the three and six months ended June 30, 2023 was due to an increase in GPV.
The increase in hardware costs during the three and six months ended June 30, 2023 was attributable to higher shipment volume as a result of growth in restaurant Locations, partially offset by lower freight costs.
We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new restaurant locations.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$100	$77	$23	30%	$199	$148	$51	34%

The increase in sales and marketing expenses during the three and six months ended June 30, 2023 was primarily attributable to an increase in employee-related costs of $20 million and $43 million, respectively.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$92	$67	$25	37%	$177	$129	$48	37%
The increase in research and development expenses during the three and six months June 30, 2023 was primarily attributable to an increase in employee-related costs of $22 million and $41 million, respectively.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
General and administrative	$96	$68	$28	41%	$179	$125	$54	43%

The increase in general and administrative expenses during the three and six months ended June 30, 2023 was primarily attributable to an increase in bad debt and credit related expenses of $10 million and $22 million, respectively, driven by growth in our Toast Capital product offering, an increase in employee-related costs of $8 million and $20 million, respectively, and $12 million, net in lease termination expenses related to our corporate headquarters in Boston, MA.

Interest Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Interest income, net	$9	$1	$8	N/M	$17	$1	$16	N/M
N/M - Not meaningful
The increase in interest income, net during the three and six months ended June 30, 2023 was attributable to higher interest income generated on our investments in marketable securities.
Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Change in fair value of warrant liability	$(26)	$44	$(70)	(159)%	$(23)	$123	$(146)	(119)%

The change in fair value of warrant liability for the three and six months ended June 30, 2023 was attributable to an increase in the value of the common stock underlying the outstanding warrants at the end of period relative to the value of the common stock at the beginning of the period.

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
Net Loss (GAAP) and Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA is defined as net (loss) income, adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, net, other income (expense) net, acquisition expenses, fair value adjustments on warrant liabilities, expenses related to early termination of leases (which includes associated asset impairments), charitable contribution stock-based expense, and income taxes, as applicable. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net loss	$(98)	$(54)	$(179)	$(77)
Stock-based compensation expense and related payroll tax	74	59	141	112
Depreciation and amortization	8	6	14	12
Interest income, net	(9)	(1)	(17)	(1)
Acquisition expenses	—	1	1	1
Change in fair value of warrant liability	26	(44)	23	(123)
Termination of leases	13	—	13	(2)
Provision for income taxes	1	—	1	—
Adjusted EBITDA	$15	$(33)	$(3)	$(78)
Net Cash Used in Operating Activities (GAAP) and Free Cash Flow (Non-GAAP)
Free cash flow is defined as net cash (used in) provided by operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe that free cash flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations and used for purchases of property and equipment, capitalization of software costs, and investments in our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of free cash flow to the net cash used in operating activities for each of the periods presented:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash used in operating activities	$(5)	$(68)
Purchases of property and equipment	(4)	(7)
Capitalized software	(17)	(5)
Free cash flow	$(26)	$(80)

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $990 million, excluding cash held on behalf of customers of $91 million, restricted cash of $43 million, and $330 million available under our 2021 Facility (as defined herein). Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and asset-backed securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash used in operating activities	$(5)	$(68)
Net cash used in investing activities	(54)	(42)
Net cash provided by financing activities	46	42
Net decrease in cash, cash equivalents and restricted cash	$(13)	$(68)
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $5 million as a result of our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, amortization of deferred costs, credit loss expenses, change in fair value of the warrant liability, asset impairments, depreciation and amortization, as well as a use of cash for working capital. The change in working capital was primarily driven by higher accounts receivable and deferred costs.

For the six months ended June 30, 2022, net cash used in operating activities was $68 million as a result of our net loss for the period, adjusted for certain non-cash items, such as the change in fair value of the warrant liability, stock-based compensation, amortization of deferred costs, depreciation and amortization as well as a use of cash for working capital. The change in working capital was primarily driven by higher deferred costs and inventory, partially offset by higher accrued expenses and other current liabilities.
Investing Activities
For the six months ended June 30, 2023, cash used in investing activities was $54 million, which consisted of cash paid for purchases of marketable securities, cash outflows for capitalized software, and cash paid for an acquisition, partially offset by proceeds from sales and maturities of marketable securities.
For the six months ended June 30, 2022, cash used in investing activities was $42 million, which consisted of cash paid for marketable securities, purchases of property and equipment, and cash outflows for capitalized software, partially offset by proceeds from sales and maturities of marketable securities.

Financing Activities
For the six months ended June 30, 2023, cash provided by financing activities was $46 million, which consisted primarily of increase in customer funds obligations, proceeds from the exercise of stock options, and proceeds from the issuance of common stock upon ESPP purchase.
For the six months ended June 30, 2022, cash provided by financing activities was $42 million, which consisted primarily of increase in customer funds obligations and proceeds from the exercise of stock options.

Credit Facilities
On March 2, 2023 we entered into an amendment to our revolving credit facility agreement, or 2021 Facility, to replace LIBOR with SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of June 30, 2023 and December 31, 2022, no amount were drawn or outstanding under the 2021 Facility which had $330 million available as of each period end. In addition, as of June 30, 2023 and December 31, 2022, there were also $8 million in letters of credit outstanding. Additional information regarding our credit facilities is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Debt.”
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
At June 30, 2023, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, or “Results of Operations”, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our 2022 Annual Report. Please refer to Note 5, “Lessee Arrangements” and Note 14, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of our lease and purchase commitments.
Please refer to Note 4, “Loan Servicing Activities and Acquired Loans Receivable, Net” to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of credit exposure related to our financial guarantees as of June 30, 2023.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2023, our disclosure controls and procedures were not effective.

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

Remediation Plan for Material Weakness

Remediation generally requires making changes to how controls are designed and implemented, and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have continued actions, as previously planned, to remediate this material weakness including (i) creating and filling an IT Compliance Oversight function; (ii) developing and implementing additional training and awareness programs addressing information technology general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (iii) increasing the extent of oversight and verification checks included in operation of user access controls and processes; (iv) deploying additional tools to support administration of user access; and (v) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions, when fully implemented, will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and improve the applicable controls, management may determine to take additional measures to modify the remediation plan described above. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2023.

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended June 30, 2023 and 2022, our revenue was $978 million and $675 million, respectively, representing a 45% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

We generally sell subscriptions to our platform together with our payment services. Except for a small number of enterprise brands, customers are unable to subscribe to our platform without also subscribing to our payment services. While we believe that offering a complete all-in-one platform that includes payment processing functionality along with all the other functionality of our platform offers our customers significant advantages over separate point of sale solutions, some potential or existing customers may not desire to use our payment processing services or to switch from their existing payment processing vendors. Some of our potential customers for our platform may not be willing to switch payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

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

We closed multiple acquisitions since 2019 and may in the future acquire or invest in other businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of our past or future acquisitions.

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

We have limited experience with respect to determining the optimal prices for our platform and services. The pricing models of our company and our competitors may be impacted by various other factors and changed from time to time. Given our limited experience, we may not be able to achieve the optimal pricing model at all times, which could lead to reduced profitability or market share. Changes to our pricing model may also lead to reputational damage, competitive harm, regulatory scrutiny, and potential legal liabilities, which could adversely affect our business and results of operations. Furthermore, as the market for our platform matures, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically.

Moreover, while SMBs continue to comprise the majority of our customer base, we have and will continue to seek subscriptions from enterprise customers, which may be more likely to demand substantial price concessions. As a result, in the future, we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

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

We may use artificial intelligence in our platform and product offerings. Issues relating to the use of artificial intelligence and machine learning could adversely affect our results of operations.

We and our partners may incorporate artificial intelligence, or AI, solutions into our business and operation from time to time. As with many innovations, AI presents risks and challenges that could affect its further development, adoption, and utilization, and therefore affect our business. If the content, recommendation or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subject to competitive risks, potential legal liability, and reputational harm. The use of AI applications may also result in cybersecurity incidents. Any such cybersecurity incidents related to our use of AI applications could adversely affect our business. In addition, AI may present emerging ethical issues. If our use of AI becomes controversial, we may experience reputational harm or legal liability. Further, given the early stage of AI, factors that may impact AI, such as government regulations and market demand, are uncertain, and we may be unsuccessful in our product development efforts.

Our competitors or other third parties may also incorporate AI into their products. If they adopt the use of AI more quickly or more successfully than us, our ability to compete effectively maybe impaired, which may adversely affect our results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $98 million and $54 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1,556 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

As we seek to build a trusted and secure platform for and to expand our network of customers and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. Domestically, this includes federal as well as state-specific legislation, including but not limited to the CCPA and the Virginia Consumer Data Protection Act, or the VCDPA. Additionally, a number of U.S. state-specific privacy laws have recently become or will become effective in 2023. As we expand internationally, international privacy laws pertaining to the processing and security of personal information become more relevant to our business, including but not limited to the GDPR, the United Kingdom GDPR and local privacy legislation, as well as Canadian privacy legislation, including Canada’s Personal Information Protection and Electronic Documents Act and local provincial legislation. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2023, we had 156,795,897 shares of Class B common stock outstanding, representing approximately 80% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 85% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our Class A common stock purchased by us during the periods indicated:

(Shares in ones)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2023	44,440	$2.21	—	—
May 1 through May 31, 2023	—	—	—	—
June 1 through June 30, 2023	—	—	—	—
Total	44,440	$2.21	—	—

(1) These shares consist of shares issued under early-exercised options, which were purchased by us for the exercise price upon termination of employment prior to vesting.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On August 7, 2023, we entered into a sublease agreement, or the Sublease, with GoTo Group, Inc., or the Sublandlord. The Sublease is related to approximately 101,735 rentable square feet of space located at 333 Summer Street, Boston, Massachusetts 02210. The term of the Sublease commences on the later to occur of (i) the date that is one (1) business day following the date the Sublandlord delivers possession of the subleased premises to our company and delivers written notice of such delivery to our company, or (ii) January 1, 2024, and shall end on June 30, 2028, unless earlier terminated pursuant any provision therein. The aggregate obligation we will pay through the term of the Sublease is approximately $17 million, subject to the terms of the Sublease. The Sublease is subject to the lease by and between ASB Summer Street Venture, LLC, as landlord, and Sublandlord, as tenant, dated December 19, 2014, or the Master Lease, and all of the terms, covenants, and conditions of the Master Lease shall be applicable to the Sublease.

The foregoing description of the terms of the Sublease does not purport to be complete and is qualified in its entirety by reference to the full text of the Sublease, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2023.

(c) During the three months ended June 30, 2023, none of our officers or directors officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1†
Agreement for Termination of Lease and Voluntary Surrender of Premises, dated May 4, 2023, by and between the Registrant and ARE-MA Region No. 88 Tenant, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40819) filed with the Securities and Exchange Committee on May 8, 2023).

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

TOAST, INC.
(Registrant)

August 8, 2023	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

August 8, 2023	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

August 8, 2023	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer