Form 10-Q
period 2023-09-30
Toast, Inc.
filed 2023-11-08
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 425,261,924 shares of Class A common stock and 114,945,975 shares of Class B common stock as of October 31, 2023.

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
•the impact of global financial, economic, political, and health events such as rising inflation, capital market disruptions, sanctions, economic slowdowns or recessions, or the COVID-19 pandemic, on our business and the restaurant industry;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$514	$547
Marketable securities	516	474
Accounts receivable, net	95	77
Inventories, net	98	110
Deferred costs, net	56	44
Prepaid expenses and other current assets	201	155
Total current assets	1,480	1,407
Property and equipment, net	69	61
Operating lease right-of-use assets	23	77
Intangible assets, net	28	29
Goodwill	113	107
Restricted cash	49	28
Deferred costs, non-current	59	38
Other non-current assets	13	14
Total non-current assets	354	354
Total assets	$1,834	$1,761
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$27	$30
Operating lease liabilities	10	14
Deferred revenue	38	39
Accrued expenses and other current liabilities	499	413
Total current liabilities	574	496
Warrants to purchase common stock	72	68
Operating lease liabilities, non-current	22	80
Deferred revenue, non-current	14	7
Other long-term liabilities	3	12
Total liabilities	685	663
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock- par value $0.000001; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.000001 par value; 7,000,000,000 shares authorized; 423,611,258 and 353,094,009 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.000001 par value; 700,000,000 shares authorized; 114,944,182 and 169,933,289 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost; 225,000 shares outstanding at September 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(2)	(2)
Additional paid-in capital	2,738	2,477
Accumulated deficit	(1,587)	(1,377)
Total stockholders’ equity	1,149	1,098
Total liabilities and stockholders’ equity	$1,834	$1,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription services	$131	$90	$358	$230
Financial technology solutions	856	628	2,338	1,628
Hardware	34	27	106	86
Professional services	11	7	27	19
Total revenue	1,032	752	2,829	1,963
Costs of revenue:
Subscription services	43	29	118	81
Financial technology solutions	674	494	1,828	1,289
Hardware	58	52	181	165
Professional services	30	25	90	71
Amortization of acquired intangible assets	1	1	4	4
Total costs of revenue	806	601	2,221	1,610
Gross profit	226	151	608	353
Operating expenses:
Sales and marketing	100	84	299	232
Research and development	87	74	264	203
General and administrative	98	78	276	203
Total operating expenses	285	236	839	638
Loss from operations	(59)	(85)	(231)	(285)
Other income (expense):
Interest income, net	10	3	27	5
Change in fair value of warrant liability	18	(21)	(5)	102
Other income (expense), net	—	1	—	(1)
Loss before benefit (provision) for income taxes	(31)	(102)	(209)	(179)
Benefit (provision) for income taxes	—	4	(1)	4
Net loss	$(31)	$(98)	$(210)	$(175)
Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.19)	$(0.40)	$(0.34)
Diluted	$(0.09)	$(0.19)	$(0.40)	$(0.54)
Weighted average shares used in computing net loss per share:
Basic	535,219,532	513,719,867	529,535,807	509,507,937
Diluted	536,534,932	513,719,867	529,535,807	510,000,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(31)	$(98)	$(210)	$(175)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	—	1	—	(2)
Currency translation adjustments	—	—	—	(1)
Total other comprehensive income (loss)	—	1	—	(3)
Comprehensive loss	$(31)	$(97)	$(210)	$(178)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

Nine Months Ended September 30, 2023

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	523,027,298	$—	225,000	$—	$2,477	$(1,377)	$(2)	$1,098
Repurchase of common stock	(44,440)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	19,494	—	—	—	1	—	—	1
Issuance of common stock upon exercise of common stock options	6,479,120	—	—	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	7,733,268	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	216	—	—	216
Vesting of restricted stock	—	—	—	—	2	—	—	2
Issuance of common stock under employee stock purchase plan	727,849	—	—	—	11	—	—	11
Issuance of common stock in connection with business combinations	65,962	—	—	—	1	—	—	1
Issuance of common stock in connection with charitable contribution	546,889	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	(210)	—	(210)
Balances at September 30, 2023	538,555,440	$—	225,000	$—	$2,738	$(1,587)	$(2)	$1,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

Nine Months Ended September 30, 2022

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	507,170,365	$—	225,000	$—	$2,194	$(1,102)	$(1)	$1,091
Repurchase of common stock	(33,475)	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	371,573	—	—	—	18	—	—	18
Issuance of common stock upon exercise of common stock options	6,360,377	—	—	—	12	—	—	12
Issuance of common stock upon vesting of restricted stock units	3,511,292	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	172	—	—	172
Vesting of restricted stock	—	—	—	—	3	—	—	3
Issuance of stock in connection with business combination	1,375,407	—	—	—	1	—	—	1
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(175)	—	(175)
Balances at September 30, 2022	518,755,539	$—	225,000	$—	$2,400	$(1,277)	$(4)	$1,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

Three Months Ended September 30, 2023

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2023	532,936,724	$—	225,000	$—	$2,637	$(1,556)	$(2)	$1,079
Issuance of common stock upon exercise of common stock options	1,688,813	—	—	—	9	—	—	9
Issuance of common stock upon vesting of restricted stock units	2,942,251	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	75	—	—	75
Issuance of common stock under employee stock purchase plan	440,763	—	—	—	7	—	—	7
Issuance of common stock in connection with charitable contribution	546,889	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	(31)	—	(31)
Balances at September 30, 2023	538,555,440	$—	225,000	$—	$2,738	$(1,587)	$(2)	$1,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except share amounts)

Three Months Ended September 30, 2022

	Class A and Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2022	513,406,811	$—	225,000	$—	$2,334	$(1,179)	$(5)	$1,150
Issuance of common stock upon exercise of common stock options	1,950,077	—	—	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock units	2,060,423	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	60	—	—	60
Vesting of restricted stock	—	—	—	—	1	—	—	1
Issuance of common stock in connection with business combination	1,338,228	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(98)	—	(98)
Balances at September 30, 2022	518,755,539	$—	225,000	$—	$2,400	$(1,277)	$(4)	$1,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(210)	$(175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22	18
Stock-based compensation expense	206	167
Amortization of deferred costs	44	32
Change in fair value of warrant liability	5	(102)
Credit loss expense	44	18
Stock-based charitable contribution expense	10	—
Asset impairments	15	—
Other	(14)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(24)	(30)
Prepaid expenses and other current assets	(7)	(17)
Deferred costs, net	(77)	(53)
Inventories, net	13	(53)
Accounts payable	(3)	(12)
Accrued expenses and other current liabilities	17	91
Deferred revenue	6	(9)
Other assets and liabilities	(4)	(13)
Net cash provided by (used in) operating activities	43	(137)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(9)	(46)
Capitalized software	(27)	(10)
Purchases of property and equipment	(4)	(13)
Purchases of marketable securities	(479)	(187)
Proceeds from the sale of marketable securities	23	41
Maturities of marketable securities	414	190
Other investing activities	(3)	—
Net cash used in investing activities	(85)	(25)
Cash flows from financing activities:
Change in customer funds obligations, net	27	26
Proceeds from issuance of common stock	31	12
Payment of contingent consideration	—	(2)
Net cash provided by financing activities	58	36
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	16	(126)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	(1)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	635	851
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$650	$724
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$514	$644
Cash held on behalf of customers	87	61
Restricted cash	49	19
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$650	$724

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class B common stock upon exercise of common stock warrants	1	18
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in millions, except share and per share amounts)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Toast, Inc. (“we,” or “the Company”), is a cloud-based all-in-one digital technology platform purpose-built for the entire restaurant community. We provide a comprehensive platform of software as a service (SaaS) products and financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine in, take out and delivery channels.
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

2. Fair Value of Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$251	$—	$—	$251
Commercial paper	—	88	—	88
Certificates of deposit	—	41	—	41
Corporate bonds	—	71	—	71
U.S. government agency securities	—	80	—	80
Treasury securities	—	154	—	154
Asset-backed securities	—	82	—	82
	$251	$516	$—	$767
Liabilities:
Warrants to purchase common stock	$—	$—	$72	$72
	$—	$—	$72	$72

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$483	$—	$—	$483
Commercial paper	—	140	—	140
Certificates of deposit	—	104	—	104
Corporate bonds	—	109	—	109
U.S. government agency securities	—	33	—	33
Treasury securities	—	60	—	60
Asset-backed securities	—	28	—	28
	$483	$474	$—	$957
Liabilities:
Warrants to purchase common stock	$—	$—	$68	$68
Contingent consideration	—	—	4	4
	$—	$—	$72	$72
During the nine months ended September 30, 2023 and 2022, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.
Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.7%	4.1%
Contractual term (in years)	4	4
Expected volatility	68.3%	60.3%
Expected dividend yield	—%	—%
Exercise price per share	$17.16	$17.16

Fair Value of Liabilities

The following tables provide a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs:

Common Stock Warrant Liability
Balance as of December 31, 2022	$68
Change in fair value	5
Settlement	(1)
Balance as of September 30, 2023	$72

Common Stock Warrant Liability
Balance as of December 31, 2021	$181
Change in fair value	(102)
Settlement	(18)
Balance as of September 30, 2022	$61

3. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities, excluding accrued interest receivable, consisted of the following:

	September 30, 2023
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$88	$—	$88
Certificates of deposit	41	—	41
Corporate bonds	71	—	71
U.S. government agency securities	80	—	80
Treasury securities	156	(2)	154
Asset-backed securities	82	—	82
Total	$518	$(2)	$516

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
Commercial paper	$140	$—	$140
Certificates of deposit	104	—	104
Corporate bonds	110	(1)	109
U.S. government agency securities	33	—	33
Treasury securities	61	(1)	60
Asset-backed securities	28	—	28
Total	$476	$(2)	$474

The fair values of marketable securities by contractual maturities at September 30, 2023:

September 30, 2023
Due within 1 year	$340
Due after 1 year through 5 years	172
Due after 5 years and thereafter	4
Total marketable securities	$516

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. There were no impairment losses or expected credit losses related to our marketable securities during the three and nine months ended September 30, 2023 and 2022.

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

Changes in the contingent liability for expected credit losses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$22	$5	$14	$2
Credit loss expense	16	6	38	11
Reductions due to loan purchase	(9)	(3)	(23)	(5)
Ending balance	$29	$8	$29	$8

The balance of the non-contingent stand-ready liability was $11 and $6, respectively, as of September 30, 2023 and December 31, 2022.

5. Lessee Arrangements

During the second quarter of fiscal year 2023, we entered into an agreement to terminate the lease for a portion of our corporate headquarters in Boston, MA, and modify the remaining lease term to end on December 31, 2024. As a result, we agreed to pay a net fee of $11. We recorded a net charge of $12 within general and administrative expenses on our Condensed Consolidated Statement of Operations, inclusive of a loss on impairment of certain property plant and equipment associated with the terminated portion of the lease.

The components of lease expense were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$2	$6	$10	$17
Variable lease expense	1	1	2	3
Total	$3	$7	$12	$20

The following table summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Operating cash flows for operating leases	$(13)	$(19)
Supplemental non-cash amounts of increases in lease liabilities from obtaining right-of-use assets/ (decreases) of lease liabilities from lease terminations and modifications	(54)	11
Total	$(67)	$(8)

6. Debt

Revolving Line of Credit

On March 2, 2023, we entered into an amendment to our revolving credit facility agreement, as amended, the 2021 Facility, to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. Under the terms of the amendment, interest on loans will be determined based on loan type and accrue at an annual rate, as defined in the agreement, of 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted SOFR based upon loan duration plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250. As of September 30, 2023 and December 31, 2022, no amounts were drawn or outstanding under the 2021 Facility which had $330 available as of each period end.

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

8. Other Balance Sheet Information

Accounts receivable, net consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$65	$45
Unbilled receivables	41	44
Less: Allowance for credit losses	(11)	(12)
Accounts receivable, net	$95	$77
Our allowance for credit losses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$(10)	$(5)	$(12)	$(4)
Additions	(4)	(4)	(7)	(7)
Write offs	3	1	8	3
Ending balance	$(11)	$(8)	$(11)	$(8)

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Cash held on behalf of customers	$87	$60
Prepaid expenses	22	27
Deposits for inventory purchases	10	20
Other current assets	82	48
	$201	$155

Accrued expenses and current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued transaction-based costs	$224	$181
Accrued payroll and bonus	50	59
Customer funds obligation	87	60
Accrued expenses	54	45
Accrued commissions	20	15
Contingent liability for expected credit losses	29	14
Other liabilities	35	39
	$499	$413

9. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue:

	Nine Months Ended September 30,
	2023	2022
Deferred revenue, beginning of year	$46	$56
Deferred revenue, end of period	52	48

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$38	$45
As of September 30, 2023, approximately $617 of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $569 from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs and the classification of deferred costs:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$82	$55
Capitalization of sales commissions costs	77	53
Amortization of sales commissions costs	(44)	(32)
Ending balance	$115	$76

10. Stock-Based Compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs of revenue	$11	$8	$32	$24
Sales and marketing	15	12	43	37
Research and development	23	18	69	52
General and administrative	22	19	62	54
Total Stock based compensation	$71	$57	$206	$167

Stock-based compensation expense of $4 and $10, respectively, was capitalized as software development costs during the three and nine months ended September 30, 2023. Stock-based compensation expense of $3 and $5, respectively, was capitalized as software development costs during each of the three and nine months ended September 30, 2022.

Stock Options

The fair value of each option grant was estimated on its grant date using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.90%	2.37%
Expected term (in years)	6.1	6.1
Expected volatility	56.19%	52.28%
Expected dividend yield	—%	—%
Weighted-average fair value of common stock	$18.01	$17.20
Weighted-average grant date fair value	$10.24	$8.89
The following is a summary of stock option activity under our stock option plans for the nine months ended September 30, 2023:

(in millions, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2022	53,728,512	$5.98	6.9	$655
Granted	3,147,911	18.01
Exercised	(6,479,120)	3.07
Forfeited	(1,077,890)	13.09
Outstanding as of September 30, 2023	49,319,413	$6.98	6.5	$587
Options vested and expected to vest as of September 30, 2023	47,502,892	$6.73	6.4	$577
Options exercisable as of September 30, 2023	42,553,432	$5.17	6.1	$576
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of September 2023, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

There were no options granted during the three months ended September 30, 2023. The weighted average grant date fair value of options granted during the three months ended September 30, 2022 was $15.94. The aggregate intrinsic values of options exercised was $30 and $116, respectively, during the three and nine months ended September 30, 2023 and $31 and $112, respectively, during the three and nine months ended September 30, 2022.

As of September 30, 2023, total unrecognized stock-based compensation expense related to option awards was $92 and is expected to be recognized over the remaining weighted-average service period of 2.7 years .

Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2023:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	31,242,263	$22.11
Granted	13,848,380	$18.82
Vested	(7,759,507)	$21.69
Forfeited	(2,109,436)	$21.77
Unvested balance as of September 30, 2023	35,221,700	$20.93

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2023 and 2022 was $22.41 and $17.37, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2022 was 18.23. The fair value of RSUs vested during the three months ended September 30, 2023 and 2022 was $66 and $32, respectively. The fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $159 and $61, respectively.
As of September 30, 2023, total unrecognized stock-based compensation expense related to the RSUs was $532 and is expected to be recognized over the remaining weighted-average service period of 3 years.

As of September 30, 2023, we had 67,377,775 shares of Class A common stock available for future issuance under our 2021 Stock Option and Incentive Plan.
2021 Employee Stock Purchase Plan

In 2021, our Board adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan ("ESPP") which became effective on September 23, 2021. As of September 30, 2023, 21,212,317 shares of our Class A common stock were available for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower.

During the three months ended September 30, 2023, 440,763 shares were purchased under the ESPP at $15.51 per share, resulting in cash proceeds of $7. During the nine months ended September 30, 2023, 727,849 shares were purchased under the ESPP at $15.57 per share, resulting in cash proceeds of $11. No shares were purchased under the ESPP during the three and nine months ended September 30, 2022.
Restricted Stock

The number of issued and outstanding shares of Class A and Class B common stock subject to restrictions as of September 30, 2023 and December 31, 2022, were 881,133 and 2,703,538, respectively.

As of September 30, 2023, this included 30,015 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 851,118 shares of restricted Class A common stock issued to certain members of management of Delphi and Sling, Inc. as part of their consideration in connection with the acquisitions.

As of December 31, 2022, this included 1,365,310 shares of Class A common stock and Class B common stock issued upon the early exercise of stock options and 1,338,228 shares of restricted Class A common stock issued to certain members of management of Sling, Inc. as part of their consideration in connection with the acquisition in 2022.

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our social impact arm. During the three and nine months ended September 30, 2023 we recognized stock-based charitable contribution expense of $10, for the fair value of the donated shares, which was recorded within general and administrative expenses in the Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2022, we did not transfer any shares of Class A common stock for charitable contribution.

11. Income Taxes
Our effective income tax rate was (0.2)% and 4.0% for the three months ended September 30, 2023 and 2022, respectively, and was (0.5)% and 2.0% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets, along with the release of a portion of our valuation allowance as a result of acquisitions.
The benefit (provision) for income taxes was $0 and $4 for the three months ended September 30, 2023 and 2022, respectively, and $(1) and $4 for the nine months ended September 30, 2023 and 2022, respectively. The change in the benefit (provision) is primarily driven by changes in the provision recorded on the earnings of our non-US subsidiaries and a non-recurring benefit recognized in the three and nine months ended September 30, 2022 from the acquisition of Sling of $5. The non-recurring benefit resulted from the release of a portion of our valuation allowance due to temporary differences available as a source of income to realize the benefit of certain pre-existing Toast, Inc. deferred tax assets.

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

During the three months ended September 30, 2023 and nine months ended September 30, 2022, we recorded a gain on fair value remeasurement of warrant liabilities which was added back to net loss to adjust for the dilutive impact of the warrants. We adjusted the weighted average shares outstanding for the incremental dilutive shares using the treasury stock method.

During the nine months ended September 30, 2023, we recorded a loss on fair value remeasurement of warrants to purchase common stock which are excluded from the computation of diluted net loss per share due to their anti-dilutive impact. During the three months ended September 30, 2022, the exercise price for the warrants to purchase common stock exceeded the average trading price of our Class A common stock for the period, and therefore the warrants were anti-dilutive and excluded from the computation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

(in millions, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss, basic	$(31)	$(98)	$(210)	$(175)
Gain on change in fair value of warrant liability	18	—	—	102
Net loss, diluted	$(49)	$(98)	$(210)	$(277)
Denominator:
Weighted average shares of common stock outstanding—basic	535,219,532	513,719,867	529,535,807	509,507,937
Effect of dilutive securities:
Warrants to purchase Class B common stock	1,315,400	—	—	492,415
Weighted average shares of common stock outstanding—diluted	536,534,932	513,719,867	529,535,807	510,000,352
Net loss per share, basic	$(0.06)	$(0.19)	$(0.40)	$(0.34)
Net loss per share, diluted	$(0.09)	$(0.19)	$(0.40)	$(0.54)
We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase Class A common stock and Class B common stock	49,319,413	55,688,962	49,319,413	55,688,962
Unvested restricted stock	881,133	3,309,223	881,133	3,309,223
Unvested restricted stock units	35,221,700	28,848,298	35,221,700	28,848,298
Warrants to purchase Class B common stock	—	6,902,633	6,790,080	—
Employee Stock Purchase Plan	62,538	24,588	62,538	24,588
	85,484,784	94,773,704	92,274,864	87,871,071

13. Segment Information
We have significant operations in the United States, Ireland, and India. We did not generate material revenue in any country other than the United States during the three and nine months ended September 30, 2023 and 2022.

The following table sets forth the breakdown of long-lived assets based on geography:

	September 30, 2023	December 31, 2022
United States	$79	$122
Ireland	8	10
India	4	5
Other	1	1
Total long-lived assets	$92	$138

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets are based upon the country in which the asset is located.

14. Commitments and Contingencies
Purchase Commitments
We have non-cancelable purchase obligations with hardware suppliers and cloud service providers. As of September 30, 2023, there were no material changes outside the ordinary course of business to our commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Overview
Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. We provide a comprehensive platform of software as a service (SaaS) products and financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across dine in, take out and delivery channels.

As of September 30, 2023, approximately 99,000 restaurant Locations (as defined below), processing approximately $118 billion of gross payment volume in the trailing 12 months on the Toast platform, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.
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
Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2023	2022	% Growth	2023	2022	% Growth
Gross Payment Volume (GPV)(1)	$33.7	$25.2	34%	$92.5	$66.3	40%

	As of September 30,
(dollars in millions)	2023	2022	% Growth
Annualized Recurring Run-Rate (ARR)	$1,218	$868	40%
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
Benefit (provision) for income taxes
Benefit (provision) for income taxes. Consists of U.S. federal and state income tax as well as international taxes in various foreign jurisdictions. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between U.S. GAAP and local tax laws.

Results of Operations
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Subscription services	$131	$90	$41	46%	$358	$230	$128	56%
Financial technology solutions	856	628	228	36%	2,338	1,628	710	44%
Hardware	34	27	7	26%	106	86	20	23%
Professional services	11	7	4	57%	27	19	8	42%
Total revenue	$1,032	$752	$280	37%	$2,829	$1,963	$866	44%
The increase in subscription services revenue during the three and nine months ended September 30, 2023 was attributed to growth in restaurant Locations on the Toast platform and the continued increase in products adopted by customers.
The increase in financial technology solutions revenue during the three and nine months ended September 30, 2023 was primarily attributable to the increase in restaurant Locations on the Toast platform.

The increase in hardware revenue during the three and nine months ended September 30, 2023 was largely driven by the growth in new restaurant Locations and higher hardware sales to existing restaurant Locations.
Costs of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Subscription services	$43	$29	$14	48%	$118	$81	$37	46%
Financial technology solutions	674	494	180	36%	1,828	1,289	539	42%
Hardware	58	52	6	12%	181	165	16	10%
Professional services	30	25	5	20%	90	71	19	27%
Amortization of acquired technology and customer assets	1	1	—	—%	4	4	—	—%
Total costs of revenue	$806	$601	$205	34%	$2,221	$1,610	$611	38%
The increase in subscription services costs during the three and nine months ended September 30, 2023 was attributable to an increase in employee-related costs.
The increase in financial technology solutions costs during the three and nine months ended September 30, 2023 was due to an increase in GPV.
The increase in hardware costs during the three and nine months ended September 30, 2023 was attributable to higher shipment volume as a result of growth in restaurant Locations, partially offset by lower freight costs.
We utilize our hardware and related professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new restaurant locations.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$100	$84	$16	19%	$299	$232	$67	29%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2023 was primarily attributable to an increase in employee-related costs of $14 million and $57 million, respectively.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$87	$74	$13	18%	$264	$203	$61	30%
The increase in research and development expenses during the three and nine months September 30, 2023 was primarily attributable to an increase in employee-related costs of $10 million and $51 million, respectively.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
General and administrative	$98	$78	$20	26%	$276	$203	$73	36%

The increase in general and administrative expenses during the three and nine months ended September 30, 2023 was primarily attributable to an increase in bad debt and credit related expenses of $6 million and $28 million, respectively, driven by growth in our Toast Capital product offering and $10 million of share-based expense related to our charitable donation of Class A common stock.

The increase in general and administrative expenses for the nine months ended September 30, 2023 was also attributable to an increase in employee-related costs of $23 million and $12 million, net in lease termination expenses related to our corporate headquarters in Boston, MA.

Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Interest income, net	$10	$3	$7	N/M	$27	$5	$22	N/M
N/M - Not meaningful
The increase in interest income, net during the three and nine months ended September 30, 2023 was attributable to higher interest income generated on our investments in marketable securities.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	Amount	%	2023	2022	Amount	%
Change in fair value of warrant liability	$18	$(21)	$39	(186)%	$(5)	$102	$(107)	(105)%

The change in fair value of warrant liability for the three months ended September 30, 2023 was attributable to a decrease in the value of the common stock underlying the outstanding warrants at the end of period compared to the beginning of the period. The change in the fair value of warrant liability for the nine months ended September 30, 2023 was attributable to an increase in the value of the common stock underlying outstanding warrants at the end of the period compared to the beginning of the period.

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
Net Loss (GAAP) and Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA is defined as net (loss) income, adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, net, income taxes and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition expenses, fair value adjustments on warrant liabilities, expenses related to early termination of leases (which includes associated asset impairments), and stock-based charitable contribution expense, as applicable. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net loss	$(31)	$(98)	$(210)	$(175)
Stock-based compensation expense and related payroll tax	74	58	216	170
Depreciation and amortization	9	6	22	18
Interest income, net	(10)	(3)	(27)	(5)
Change in fair value of warrant liability	(18)	21	5	(102)
Termination of leases	1	1	14	(1)
Stock-based charitable contribution expense	10	—	10	—
Acquisition expenses	—	—	1	2
Provision (benefit) for income taxes	—	(4)	1	(4)
Adjusted EBITDA	$35	$(19)	$32	$(97)
Net Cash Provided by (Used in) Operating Activities (GAAP) and Free Cash Flow (Non-GAAP)
Free cash flow is defined as net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs. We believe that free cash flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations and used for purchases of property and equipment, capitalization of software costs, and investments in our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of free cash flow to the net cash provided by (used in) operating activities for each of the periods presented:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$43	$(137)
Purchases of property and equipment	(4)	(13)
Capitalized software	(27)	(10)
Free cash flow	$12	$(160)

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $1,030 million, excluding cash held on behalf of customers of $87 million, restricted cash of $49 million, and $330 million available under our 2021 Facility (as defined herein). Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business. Marketable securities consisted of commercial paper, certificates of deposit, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and asset-backed securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$43	$(137)
Net cash used in investing activities	(85)	(25)
Net cash provided by financing activities	58	36
Net increase (decrease) in cash, cash equivalents and restricted cash	$16	$(126)
Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $43 million as a result of our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, credit loss expenses, amortization of deferred costs, depreciation and amortization, asset impairments, as well as a use of cash for working capital. The change in working capital was primarily driven by higher deferred costs, resulting, in part, from continued growth in restaurant locations, and higher accounts receivable, resulting from higher revenues, partially offset by higher accrued expenses and other current liabilities due to higher financial technology solutions expenses related to our growth in GPV.

For the nine months ended September 30, 2022, net cash used in operating activities was $137 million as a result of our net loss for the period, adjusted for certain non-cash items, such as stock-based compensation, the change in fair value of our warrant liabilities, amortization of deferred costs, depreciation and amortization, credit loss expense as well as a use of cash for working capital. The change in working capital was primarily driven by higher inventory balances, as well as higher deferred costs and accounts receivable, partially offset by higher accrued expenses and other current liabilities related to our growth in GPV.
Investing Activities
For the nine months ended September 30, 2023, cash used in investing activities was $85 million, which consisted primarily of cash paid for purchases of marketable securities, cash outflows for capitalized software, and cash paid for an acquisition, partially offset by proceeds from sales and maturities of marketable securities.
For the nine months ended September 30, 2022, cash used in investing activities was $25 million, which consisted primarily of cash paid for purchases of marketable securities and cash paid for an acquisition, partially offset by proceeds from sales and maturities of marketable securities.

Financing Activities
For the nine months ended September 30, 2023, cash provided by financing activities was $58 million, which consisted of an increase in customer funds obligations and proceeds from issuance of common stock.
For the nine months ended September 30, 2022, cash provided by financing activities was $36 million, which consisted primarily of an increase in customer funds obligations and proceeds from issuance of common stock.

Credit Facilities
On March 2, 2023, we entered into an amendment to our revolving credit facility agreement, or 2021 Facility, to replace LIBOR with SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of September 30, 2023 and December 31, 2022, no amount were drawn or outstanding under the 2021 Facility which had $330 million available as of each period end. In addition, as of September 30, 2023 and December 31, 2022, there were also $8 million in letters of credit outstanding. Additional information regarding our credit facilities is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Debt.”
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
At September 30, 2023, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, or “Results of Operations”, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our 2022 Annual Report. Please refer to Note 5, “Lessee Arrangements” and Note 14, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of our lease and purchase commitments.
Please refer to Note 4, “Loan Servicing Activities and Acquired Loans Receivable, Net” to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of credit exposure related to our financial guarantees as of September 30, 2023.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the three months ended September 30, 2023 and 2022, our revenue was $1,032 million and $752 million, respectively, representing a 37% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. The ratio of card-not-present and debit card transactions as a proportion of the total payment transactions processed through our platform can fluctuate from time to time and may be impacted by global events, which may lead to corresponding fluctuations in our revenue and gross profit.

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $31 million and $98 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1,587 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales and marketing activities, research and development as we continue to build software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

Many of the key components used to manufacture our products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as the COVID-19 pandemic), civil unrest, hostilities or wars (such as the Israel-Hamas war and Russia-Ukraine war), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, or if we are affected by adverse global supply chain dynamics, we may incur unexpected production disruption, storage, transportation, and write off costs, which may harm our business and operating results. For example, we have recently experienced fluctuation in freight costs. If freight costs is elevated in the near-term, it may adversely impact our hardware costs and our profitability. Given the uncertainty and instability of global economic and political environment, we cannot predict how, the duration of and the extent to which our operations and financial results may be affected.

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

•general economic conditions, such as rising inflation and interest rates, global recessionary conditions, and slow or negative growth of our markets; and

•other events or factors, including those resulting from hostilities or wars (such as the Israel-Hamas war and Russia-Ukraine war), incidents of terrorism, natural disasters, public health concerns or epidemics (such as the COVID-19 pandemic), or responses to these events.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2023, we had 114,944,182 shares of Class B common stock outstanding, representing approximately 75% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers and their affiliates beneficially owned in the aggregate approximately 85% of the voting power of our outstanding capital stock. Even if any of our directors or executive officers no longer have a service relationship with us, they may continue to have the same influence over matters requiring stockholder approval. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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
None.

Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) On September 8, 2023, Brian Elworthy, our General Counsel and Corporate Secretary, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Elworthy’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 263,534 shares of our Class A common stock pursuant to the terms of the plan. Mr. Elworthy’s Rule 10b5-1 trading plan expires on May 31, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1†*	Sublease Agreement, effective as of August 7, 2023, by and between the registrant and GOTO GROUP, INC., (as successor-in-interest to LogMeIn, Inc.).
10.2†*	Amendment to the Agreement for Termination of Lease and Voluntary Surrender of Premises, dated September 28, 2023, by and between the Registrant and ARE-MA Region No. 88 Tenant, LLC.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOAST, INC.
(Registrant)

November 7, 2023	By:	/s/ Christopher P. Comparato
Christopher P. Comparato
Chief Executive Officer (Principal Executive Officer)

November 7, 2023	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

November 7, 2023	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer