Form 10-K
period 2023-12-31
Toast, Inc.
filed 2024-02-27
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, the last day of its most recently completed second fiscal quarter, based on the closing price of $22.57 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $10 billion.
The registrant had outstanding 437 million shares of Class A common stock and111 million shares of Class B common stock as of February 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

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
•our ability to compete effectively with existing competitors and new market entrants;
•the attraction and retention of qualified employees and key personnel and the impact of our restructuring plan;
•the impact of our share repurchase program;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to comply with modified or new laws and regulations applying to our business;
•our ability to successfully defend litigation brought against us;
•our ability to prevent and successfully remediate material weaknesses in internal controls over financial reporting;
•the impact of global financial, economic, political, and health events such as rising inflation, capital market disruptions, sanctions, or economic slowdowns or recessions, on our business and the restaurant industry; and
•our ability to source, finance, and integrate companies and assets that we have or may acquire; and
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs.

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
•We depend on the experience and expertise of our management team and qualified personnel. Our ability to recruit, retain, and develop talent is critical to our success and growth, which may be impacted by our restructuring plan.
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
•We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock.
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
•Our principal stockholders will continue to have significant influence over the election of our Board of Directors, or our Board, and approval of any significant corporate actions, including any sale of the company.
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

Overview

Toast, Inc., which we refer to as Toast, we, or the Company, is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. We provide a comprehensive platform of software-as-a-service, or SaaS, products and financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across service models including dine-in, takeout, delivery, catering, and retail.

Our Market

Restaurants are highly diverse and complex and generally operate with low margins, high employee turnover, highly perishable products, and complex regulations. At the same time, restaurants operate in a dynamic environment with changing food costs, labor constraints, evolving guest preferences, and the imperative to utilize technology and data to innovate. What was once primarily an on-site experience with antiquated solutions is now becoming an omnichannel experience with restaurants employing technology to enable a range of additional service models, including curbside pick-up, delivery, wholesale, catering, and retail.

Over the last several years, consumer preference towards omnichannel dining options has accelerated. With restaurants operating in an increasingly dynamic environment, it is critical that we provide our customers with the tools they need to drive revenue and best serve their guests. As diversity grows in how guests order, where guests eat, and the means guests use to pay, restaurants must constantly adapt to support these trends. We have seen restaurants expanding into new service models in recent years, allowing guests to choose the type of service that best suits them.

We believe we are in the early stages of capturing our addressable market opportunity and we see a significant opportunity to increase sales to both new and existing customers, expand the usage of our platform outside the United States, and address more of the diverse needs of restaurant industry stakeholders.

Our Products and Platform

Toast’s all-in-one platform powers the entire restaurant community. Our portfolio spans several product categories: restaurant operations & point of sale, digital ordering & delivery, marketing & loyalty, team management, supply chain & accounting, financial technology solutions, and platform & insights. Alongside this platform, our commitment to customer success drives a differentiated customer experience, powers operational innovation, and enables our and our customers' long-term growth and success.

As restaurants adopt more of our platform, our solutions work better together to help drive even more success for them. For example, as restaurants adopt our digital ordering solutions such as Order & Pay and Online Ordering, they can use data they collect through these solutions to fuel their Toast marketing and loyalty programs, increasing the likelihood of return visits, and even driving more guests to the restaurant’s online ordering channel with Toast, which, in turn, helps restaurants save on third-party commissions, ultimately driving incremental margin for the restaurant.

Restaurant Operations & Point of Sale

•Software. Our Android-based software has been custom built for the restaurant industry and is the foundation that powers our single platform of vertically integrated solutions. Our proprietary software enables seamless connectivity across restaurant operations, guests, and employees, and drives a differentiated dining experience.

◦Toast POS: Our core software module integrates payment processing with point of sale functionality tailored for the needs of restaurants of all types and sizes. Our products help drive reduced time to take an order, optimize operations, and seamlessly handle payments. Toast POS is easy to use, leverages consumer technology, allows restaurant employees to quickly get up to speed on the software and seamlessly use it throughout their day. We provide solutions designed to give restaurants the option to take orders at the counter or at the table, leveraging software feature sets that support speed and help meet hospitality needs. Additionally, through an integrated payment solution, we are able to offer key payments features from the POS. Our integrated solution helps to increase speed of checkout with a suite of products built for restaurant needs.

◦Toast Now: Our proprietary mobile application is designed to allow restaurant owners and operators to manage their restaurants, get real-time reporting, and communicate with staff on their mobile devices. It allows owners and operators to view sales data across multiple locations, view which employees are currently working, manage employee breaks, and view menu items that have sold out. For example, if a kitchen is busy with in-restaurant dining, an operator can turn off first- and third-party digital ordering to support a manageable flow of orders to the kitchen.

◦Multi-Location Management: Our Multi-Location Management tool allows our customers to manage their operations and easily configure menus across multiple locations and channels, including online ordering and delivery. Using the tool, customers can set standard menus and prices across their brand and locations, and can also set location-specific menus and prices. Multi-Location Management also allows customers to view their centralized data across all their locations for a single, clear view of business performance.

◦Kitchen Display System: Our proprietary Kitchen Display System software seamlessly connects the front of the house with the kitchen staff. Our software fully integrates all ordering stations with the kitchen, automates cooking order by required preparation time, and instantaneously notifies servers when orders are ready. Additionally, the Kitchen Display System software provides kitchen tickets, mobile alerts, and guest text messaging to help keep restaurant staff organized for service. For example, when a dish is ready, kitchen staff can alert the server right on their Toast Go or send a text message directly to a guest for a pick-up order.

◦Toast Mobile Order & Pay: Our order and pay solutions allow guests to scan a QR code to browse the menu, order, and pay, all from their mobile devices. This allows restaurants to have additional flexibility in staffing while still providing a great restaurant experience, and is designed to help drive sales, capture guest insights, and reduce table turn times.

◦Toast Catering & Events: Our catering and events software integrates with the POS to allow restaurants to manage catering orders and streamline event planning. It allows restaurants to accept online inquiries and orders, keep track of event details, and automatically send catering orders to the kitchen at the appropriate time. It also uses our invoicing solution to support guest billing and payment, including the ability to accept deposits ahead of time.

◦Toast Invoicing: Our invoicing product allows restaurants to easily create and send digital invoices to guests and collect payment, streamlining operations and simplifying transactions for all types of orders and events.

◦Toast Tables: Our reservation and waitlist management product simplifies guest seating and table management. It integrates directly with the POS and the broader Toast platform to provide hosts with the information they need to understand and meet guests' needs, such as real-time table status updates and personalized guest profiles.

◦Restaurant Retail: Our retail offering enables restaurants to seamlessly manage their retail inventory (e.g., coffee beans, wine bottles, t-shirts) alongside their food service, directly in one unified POS. For example, restaurants can add new retail items by scanning the barcode, track and update inventory levels from their devices, and manage retail sales across online and in-store channels.

•Hardware. Our restaurant-grade hardware is custom built to withstand the rigors of a restaurant, combining durability and flexibility needed for the restaurant environment, with aesthetically pleasing designs and in-store branding, serving as the tool that helps deliver our end-to-end solutions.

◦Toast Flex: Our proprietary hardware, Toast Flex, can be used for on-counter order and pay, but can also be used as a server station, guest kiosk, kitchen display system, or order fulfillment station, allowing the restaurant to “flex” our hardware to fit their specific needs. Toast Flex comes in different formats and sizes optimized for specific use cases and built to stand the real-world environment in a restaurant.

◦Toast Flex for Guest: Our 8-inch guest-facing display is designed to help keep lines moving while improving order accuracy and allowing more transparency. Guests can view and track their orders by price and item and view their bills in real-time.

◦Toast Go 2: Our fully-integrated, handheld POS device enhances the guest experience and improves table turn times through tableside ordering and payment acceptance. Toast Go 2 enables real-time menu updates, accelerated service, easy and accurate ordering, contactless payments, and with optimal system settings and usage can have an up to 24-hour battery life built to keep up with restaurants' needs.

◦Toast Tap: Our proprietary card reader supports the acceptance of EMV-contactless payments for payment methods using Near Field Communication, or NFC, technology, EMV-dip payments for payment cards with an integrated chip, and magnetic stripe payments, creating a frictionless experience for our guests.

◦Kiosk: Our proprietary and fully-integrated self ordering Kiosk puts guests in control of their dining experience, while freeing up staff to handle other tasks. Our self-ordering kiosks come in a variety of sizes with stand options, customizable start screens, and other guest features designed to meet the needs of restaurants.

◦Delphi by Toast: In 2023, we acquired Delphi Display Systems, Inc., or Delphi. Delphi provides indoor and outdoor digital menu boards that allows restaurants to dynamically adjust menu items and drive thru technology that is designed to increase order sizes and improve speed of service.

Digital Ordering & Delivery

•We provide software solutions that allow customers to take control of and consolidate digital ordering and delivery across Toast-provided solutions and third-party ordering channels:

◦Toast Online Ordering & Toast TakeOut: Our commission-free, first-party online ordering product and consumer Toast TakeOut application simplify the digital ordering experience for guests, increases order accuracy, and allows restaurants to reduce reliance on third parties for driving online orders. By providing restaurants with a software-based platform to take off-premise orders directly, our products help reduce phone orders, minimize double entry and other costly errors, and optimize the balance between dine-in and takeout.

◦First-Party Delivery, Toast Delivery Services: Toast enables restaurants to offer delivery services in a variety of ways that can be tailored to their needs and operations. If a restaurant has its own delivery drivers, it can use Toast's first-party delivery solutions to manage deliveries, dispatch drivers, and customize delivery hours, zones, fees, and minimum ticket sizes. If a restaurant does not have its own drivers, it can use Toast Delivery Services to dispatch an on-demand driver from our partner network of delivery drivers.

◦Third-Party Delivery Integrations and Orders Hub: Through Toast Delivery Partners, we provide POS integrations for restaurants using third-party delivery services to streamline order intake, eliminate the need for extra third-party tablets, and sync menus in real-time.

Marketing and Loyalty

•Loyalty: Toast has designed a suite of guest-focused products that are intended to enhance a restaurant’s cash flow by driving further engagement with their guests. Our credit-card linked loyalty program automatically accrues points each time the guest pays using their card and special offers can be customized by the restaurant to help drive repeat visits and increased spend over time.

•Email Marketing: Our data driven insights allow restaurants to easily create and send pre-built email campaigns based on guest interactions across our product suite, such as visit frequency and spending patterns.

•Toast Gift Cards: Toast allows customers to sell physical and electronic gift cards, designed to help customers increase sales and guest retention. Guests can redeem gift cards in store and online through Toast Online Ordering and Toast TakeOut.

Team Management

•Payroll & Team Management: Employee satisfaction is an important element of a restaurant’s success. We have created a centralized hub that streamlines the entire employee onboarding, management, and payroll process. Integrated POS and payroll create a single employee record across systems, allowing for hours, tips, and employee data to synchronize seamlessly - helping managers save time and improving the employee experience.

•Sling by Toast: Sling by Toast provides streamlined scheduling and team communication. Through in-app messaging and multi-location team management, Sling by Toast helps restaurants staff more efficiently, better manage labor costs, and increase employee job satisfaction.

•Toast Pay Card & PayOut1: Toast Pay Card & PayOut allows customers to offer eligible employees instant access to a portion of their tips and wages as soon as after their shift.

1 Toast Pay Cards are issued by Sutton Bank, Member FDIC, pursuant to license by Mastercard®. Mastercard and the circles design are registered trademarks of Mastercard International Incorporated.

•Tips Manager: Our Tips Manager product automates tip pooling calculations and sends pooled tips to employee paychecks within Toast Payroll & Team Management.

•Partner-Enabled Products (Insurance & Benefits): Through our partners, Toast offers workers' compensation insurance, business owners' policy insurance, integrated 401k, and restaurant-specific add-ons, such as liquor liability insurance, which simplifies the procurement process for restaurants and provides much-requested benefits to their teams.

Supply Chain & Accounting

•xtraCHEF by Toast: xtraCHEF provides a suite of back-office tools for restaurants, including accounts payable automation, inventory management, ingredient price tracking, and recipe costing. xtraCHEF provides operators with insights designed to help them take control of changing inventory costs, automate accounts payable, and streamline back-office tasks to proactively manage margins and increase overall profitability.

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

•Toast Capital: Toast Capital offers eligible restaurants access to fast and flexible funding via loans issued by our bank partner and repaid along with fees generally through a daily holdback of payment card receipts. We are uniquely positioned to provide our restaurants with access to capital using patented systems for loan origination that incorporate data science models, historical POS data, and payment processing volume. Toast Capital provides applicants with a straightforward process that can deliver funds as soon as the next business day after signing a credit agreement, allowing restaurateurs to focus on running and growing their businesses.

•Purchase Plans: We also offer a number of ways for customers to reduce the upfront cost of our products, often one of the largest barriers to switching to or purchasing a new POS system. Depending on customer type and eligibility, our programs include access to 0% interest financing and Toast Easy Pay for investments made in Toast products. Toast Easy Pay is a 180-day lease that allows customers to make daily payments for hardware, onboarding and implementation, shipping and handling, and taxes through a percentage of sales.

Platform and Insights

•Reporting and Analytics: Our differentiated software and financial technology ecosystem underpins our data collection and analytics capabilities, providing insights and reporting on real-time sales, menu, and labor data, and allowing our customers to analyze their results and improve performance over time. Our cloud-based reporting products enable access to performance data regardless of physical location, and our automatic nightly email sends key business metrics directly to our customers, sharing the critical daily insights they need to successfully operate their business. We estimate that on any given day, approximately two-thirds of Toast locations engage with reporting in their restaurant dashboard.

•Toast Shop: Toast Shop is an e-commerce website available to Toast's pre-existing customers that allows customers to easily purchase additional hardware or software offerings from Toast.

•Toast Partner Connect and APIs: Toast’s partner ecosystem allows our customers to customize their technology stack to meet their business needs, choosing from a curated portfolio of over 200 technology partners that deliver a broad spectrum of specialized solutions. Toast Partner Connect is a portal within Toast that allows customers to discover, select, and seamlessly connect their restaurant to our technology partners. Our suite of bi-directional application programming interfaces, or APIs, allows our technology partners to connect to our workflows and data, and also allows our customers to connect custom applications and software to our ecosystem.

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

•Offline POS capabilities. In the event of an internet or network disruption, Toast’s offline POS capabilities provide essential continuity of operations. This capability allows customers to continue to place orders, print tickets and receipts, and take credit card payments. Many customers can also send orders to Kitchen Display Systems in offline mode. In offline mode, all credit card information is securely encrypted and stored on the Toast device until it regains connection.

•Partner APIs. Toast has curated a portfolio of over 200 restaurant technology partners that utilize Toast APIs to deliver a broad range of specialized solutions.

Payments

Toast provides fast and secure, integrated payment processing through its POS devices, standalone contactless reader, or Toast Tap, and online ordering applications.

•Security and compliance. Toast is a PCI-DSS compliant Level 1 Service Provider. All of our card processing products and services are assessed annually by an independent security organization that has been qualified by the PCI Security Standards Council to validate an entity's adherence to PCI-DSS.

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
•Fuel efficient location growth with both new and existing customers. Despite our rapid growth and scale, we estimate that our current locations account for just above 10% of restaurant locations in the United States. We expect the restaurant industry to continue to shift toward innovative, digital, cloud-based solutions as restaurants seek to leverage technology to drive more growth and operate more efficiently. We therefore believe there is a substantial opportunity to grow our location footprint. To that end, we intend to invest in our field-based go-to-market engine, customer success through a combination of tailored onboarding services, customer support, and intuitive product design, as well as research and development of new products to serve the evolving needs of restaurants and provide solutions that cater to all segments of the restaurant industry. We also expect to see continued location growth among our existing customers, both as they open new locations and as we continue to roll out the Toast platform to more of our customers’ existing locations.

•Increase adoption of our products. We believe that we are well-positioned to sell additional products to our existing customers through a combination of sales and marketing efforts and product-led growth. We believe our all-in-one, integrated platform approach is well-suited to a customer base that has historically struggled to adopt technology at the same pace as other industries due to a lack of dedicated information technology resources.

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

•Expand internationally. We believe there is a significant opportunity to expand usage of our platform outside of the United States. This growth strategy is in the early stages and is a long-term initiative. We have a small and growing international sales team and are investing in research and development efforts to address this market opportunity.

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

Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency. The Restructuring Plan includes a reduction in force and certain other actions to reorganize our facilities and operations. We expect to complete the Restructuring Plan by the end of fiscal year 2024. See Note 18, “Subsequent Events (unaudited)” in “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K for additional information regarding the Restructuring Plan.

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

Seasonality

Information regarding seasonality is provided in this Annual Report on Form 10-K in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality.”

Human Capital

As of December 31, 2023, we had approximately 5,500 employees worldwide. We also engage consultants as needed to support our business and operations from time to time. In February 2024, we announced the Restructuring Plan, impacting approximately 550 employees.

Core to our success is our passionate and diverse team of Toasters, led by a skilled and experienced leadership team with a proven track record of scaling leading platforms and organizations. With approximately two-thirds of our employees having previous work experience in the restaurant industry, we are truly driven by a love for amazing food, a love for delightful experiences and a love for the diverse community that restaurants represent. Our Toast values guide our culture, and support a sense of belonging among Toasters. We have not experienced any work stoppages and consider our employee relations to be strong. We continue to maintain high employee engagement and satisfaction, as assessed by our annual internal culture and independent surveys.

Compensation, Well-being and Safety

Toast is committed to supporting employee safety and well-being. We offer competitive compensation and benefits that support our employees’ overall well-being, including healthcare, mental health support programs, and parental and family leave, as well as equity compensation, retirement savings, and company 401k match.

Diversity, Equity & Inclusion

At Toast, we power successful restaurants of all sizes. The restaurant industry is one of the most diverse industries - we embrace that diversity and encourage inclusivity and equity for all within our company. We believe that the success of our business comes only with the success of all our employees.

We bake inclusive principles into our design, build cultural competence and equity into our practices, and ensure opportunities for growth and rewards through manager and employee development via a number of live, in-person, and self-directed programs. We offer a number of specialized Diversity, Equity and Inclusion, or DEI, programs and initiatives to equip Toasters with the tools necessary to develop and promote an environment of inclusion and respect, which leads to better engagement, productivity, and innovation.

Our Toasters are directly involved in maintaining an inclusive and equitable culture through our Toast Communities and our Council of Advocates for Equity, which advocate for an equitable experience for all, across our business strategy and company culture.

Social Impact and Environmental Sustainability

Social Commitment

At Toast, we are committed to enriching the food experience for all and harnessing the full strength of our business - our people, our products, and our philanthropy - to maximize our positive impact on the world.

Driven by our commitment to positioning our business as a force for good in the world, in 2019, we launched our social impact arm, Toast.org, which is dedicated to solving critical issues in the food ecosystem that impact communities and the planet. In furtherance of Toast’s values and these goals, we joined Pledge 1%, a global movement that encourages and empowers companies of all sizes and stages to donate 1% of their staff time, product, profit, and/or equity to the philanthropic pursuits of their choosing. As a part of this initiative, in each of 2021, 2022, and 2023, we transferred 0.5 million shares of Class A common stock, which represent our first three annual installments of the total 5.5 million shares reserved by our Board as bona fide gifts to a charitable organization to fund our social impact initiatives through Toast.org.

In 2023, we committed to address food waste with new innovation and philanthropic investments. We launched food waste reduction, a set of features within our POS system available to all Toast customers at no additional cost. These features are designed to help restaurants measure and manage food waste in their operations—and to save money while doing so.

Toast.org also bolstered its commitment to creating a more sustainable food ecosystem with a $1 million partnership with ReFED, a national nonprofit dedicated to ending food loss and waste, to facilitate the development and adoption of food waste solutions for restaurants. In addition, Toast announced more than $1 million in grants from Toast.org to nonprofit organizations striving to create a food ecosystem that has a positive impact on the climate and environment.

Toast.org furthered its work to position restaurants as community changemakers by expanding the toast fundraising feature throughout Toast POS which enables Toast’s customers to invite their guests to contribute to a charity or cause.

Environmental, Social, and Governance

Environmental, Social, and Governance, or ESG, matters including diversity, social and climate-related matters, are guided by our multi-year ESG roadmap, and are overseen by our ESG leadership Team and the Nominating and Corporate Governance Committee of our Board.

Environmental Sustainability

We are committed to minimizing both our use of natural resources and waste production and to working toward net-zero emissions in an effort to mitigate climate change. Our environmental efforts span our operations, platform, and products — including our workplaces, the full life cycle of our hardware and how we can help our customers and their guests reduce their impacts.

In 2023, we shared our full fiscal year 2022 greenhouse gas (GHG) inventory inclusive of Scope 1, Scope 2, and relevant Scope 3 categories. Toast set a net-zero goal for Scope 2 emissions for fiscal year 2022 and conducted an assessment of climate-related risks and integrated these into our ESG risk review and enterprise risk management. Toast’s ESG strategy has been influenced by climate-related risks and opportunities. ESG and climate updates are provided to the Nominating and Corporate Governance and Audit Committees of our Board on a quarterly basis.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. As of December 31, 2023, we have 62 U.S. patent applications allowed/granted, and in addition we have 6 U.S. patent applications pending. Our issued patents are estimated to expire between 2034 and 2042. Such expiration dates may vary based on a variety of factors, including benefit claims, term adjustments, and/or extensions as well as the timely payment of maintenance fees. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

State Licensing Requirements

Certain of our payment technology solutions are or may become subject to state money transmitter or payroll processor laws and regulations. TPS is licensed as a money transmitter in most states. Federal and state money transmitter laws and regulations impose a variety of requirements and restrictions on us, including anti-money laundering program requirements; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents.

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

Further, proposals to adopt or change the statutes or regulations affecting on-demand pay services, such as PayOut, or the issuance of agency guidance related thereto, may periodically be promulgated by federal or state legislatures and government agencies. If enacted or adopted, those proposals or issuances could affect PayOut’s operating environment in substantial and unpredictable ways. These proposals or issuances may impact our ability to offer PayOut in a particular jurisdiction, or at all.

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

Since the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020, our California business operations have been directly impacted in addition to an indirect impact on our operations nationwide. Subsequently, on January 1, 2023, the California Privacy Rights Act of 2020, an amendment to the CCPA, took effect along with the Virginia Consumer Data Protection Act, or the VCDPA. Additional US state-specific consumer privacy laws, such as those in Colorado, Connecticut and Utah, have become effective since 2023 and more such laws will come into effect in 2024 and after. While personal information that we process that is subject to the GLBA is exempt from the CCPA and many of these other state laws, the CCPA and these additional state laws will regulate other personal information that we collect and process and impose new consumer rights and limitations around personal information. Legislators and regulators at the state and federal level are continuing to propose new requirements that may, if passed, deviate from or exceed the requirements of the laws and regulations that already apply to our business.

Additionally, as we grow our business internationally, international privacy legislation such as the European Union General Data Protection Regulation, or the GDPR, the United Kingdom GDPR (and other local legislation) and Canada’s Personal Information Protection and Electronic Documents Act along with provincial legislation will similarly impact our operations.

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

We have experienced significant growth in recent periods, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to expand. To manage our current and anticipated future growth effectively, we must continue to maintain, enhance and scale our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure and other business systems. Failure to maintain and improve our technologies may hinder our growth potential and adversely impact our operations and overall financial performance.

To support our growth, we expect to continue to invest in sales and marketing activities to increase sales of our platform and increase awareness of our brand and continue to invest in research and development to increase the functionality of our platform and to introduce additional related products and services. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments. Failure to manage growth effectively, could lead us to over-invest or under-invest in development and operations, resulting in weaknesses in our infrastructure, systems, or controls, giving rise to operational mistakes, financial losses, loss of productivity or business opportunities, reduce customer satisfaction, limit our ability to respond to competitive pressures, and could result in loss of employees and reduced productivity of remaining employees. In addition, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy.

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

Our business also depends on retaining our existing customers. Our business is subscription-based, and contract terms for our SaaS products generally range from 12 to 36 months. Customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, even though the number of customers using our platform has grown steadily in recent years, there can be no assurance that we will be able to retain these customers or any new customers that may enter into subscriptions. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including the level of satisfaction with our platform or support; the perception that a competitive platform, product or service presents a better or less expensive option; changes in our customers' spending levels; changes in consumer behavior; or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices, or contract breaches.

Further, if customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer. This risk is particularly pronounced with restaurants, as each year a meaningful percentage of restaurants go out of business, and can be impacted by inflation and interest rate changes, and other global financial, economic, political, and health events.

In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption of the various products included within our platform. Although we have seen the average number of modules adopted by our customers increase in recent periods, we cannot be certain that such trend will continue. Further, while many of our customers deploy our platform to all of their restaurant locations, some of our customers initially deploy our platform to a subset of locations. We also accommodate select enterprise customers by entering into certain arrangements that do not contain a minimum location commitment. For those customers, we seek to expand use of our platform to additional locations over time. Our ability to increase adoption of our products by our customers and to increase penetration of our existing customers’ locations will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.

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

We have grown steadily over the last several years. For example, in the years ended December 31, 2023 and 2022, our revenue was $3,865 million and $2,731 million, respectively, representing a 42% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others. In addition, SMBs comprise the majority of our customer base. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform across all of our customers’ restaurant locations in a particular period. This amount may vary, depending on, among other things, the success of our customers’ restaurant locations, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. The ratio of card-not-present and debit card transactions as a proportion of the total payment transactions processed through our platform can fluctuate from time to time and may be impacted by global events, leading to corresponding fluctuations in our revenue and gross profit.

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

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, including those caused by fluctuating inflation levels and interest rates. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

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

Consequently, a decline in new or renewed subscription contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our subscriptions is not reflected in full in our results of operations in a given period. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable subscription period. Furthermore, any increases in the average term of subscription contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

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

In addition, any negative publicity about our company or our management, including about the quality, pricing and fee arrangement, stability, and reliability of our platform or services, changes to our products and services, our privacy and security practices, litigation, regulatory enforcement, and other actions involving us, as well as the perception of us and our products by our customers and their guests, even if inaccurate, could cause a loss of confidence in us and adversely affect our brand.

We depend on the experience and expertise of our management team and qualified personnel. Our ability to recruit, retain, and develop talent is critical to our success and growth, which may be impacted by our restructuring plan.

Our business functions at the intersection of rapidly changing technological, social, economic, and regulatory environments that require a wide range of expertise and intellectual capital. Our success depends on the continued service of our management team and qualified personnel.

For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human resources capable of maintaining continuity in our business. The loss of management team members and other qualified personnel may significantly delay or prevent the achievement of our business objectives and could harm our business and our customer relationships.

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, which has been and could be subject to fluctuations from time to time. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees.

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

In February 2024, we announced a restructuring plan, or the Restructuring Plan, with a reduction in force component, impacting approximately 550 employees of our global workforce. We adopted this Restructuring Plan to improve operational efficiencies and to better align our workforce with the current needs of our business. However, implementation of the Restructuring Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, diversion of our management’s and employees’ attention from other business priorities. The Restructuring Plan can also lead to disruptions in our operations and business, including delays or other challenges in our product roadmap, declines in product and platform quality or customer satisfaction, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, loss of customers, or operational difficulties in executing sales strategies and our general and administrative activities any of which could adversely affect our business performance and operating results. We may also not realize, in full or in part, the anticipated benefits and savings from the Restructuring Plan due to inaccurate estimates and forecasts, changing market conditions, unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Restructuring Plan, our operating results and financial condition could be adversely affected.

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

Notwithstanding the terms of our agreements with our customers, it is possible that one or more of our customers could breach their obligations, which in the aggregate, could adversely affect our business, financial condition, or results of operations. For example, if a customer defaults on its obligations under a customer agreement or terminates a customer agreement prior to the contractual termination date, we may be required to assert a claim to acquire the amount in full due under the customer agreement, which we may choose not to pursue. However, if we choose to pursue any such claim, we may incur substantial costs to resolve claims or enter into litigation or arbitration, and even if we were to prevail in the event of claims, litigation or arbitration, such claims, litigation, or arbitration could be costly and time-consuming and divert the attention of our management and other employees from our business operations.

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

We have closed multiple acquisitions and investments and may in the future acquire or invest in other businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of our past or future acquisitions.

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

We have limited experience with respect to determining the optimal prices and packaging for our platform and services. Given our limited experience, we may not be able to achieve the optimal pricing and packaging model at all times, which could lead to reduced profitability or market share. Changes to our pricing and packaging model may also lead to reputational damage, competitive harm, regulatory scrutiny, and potential legal liabilities, which could adversely affect our business and results of operations. Furthermore, as the market for our platform matures, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing and packaging models that we have used historically.

Moreover, while SMBs continue to comprise the majority of our customer base, we have and will continue to seek subscriptions from enterprise customers, which may be more likely to demand price concessions or request customized features and packaging. As a result, we may be required to adjust our prices and product offerings for certain customers, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Our business is exposed to risks associated with the handling of customer funds.

Our business handles payroll processing administration for certain of our customers. Consequently, at any given time, we may be holding or directing funds of customers, while payroll payments are being processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, or errors relating to transaction processing, which risk may not be effectively mitigated despite risk management strategies. We are also potentially at risk if the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm.

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

•financial and other impacts to our business resulting from fluctuations in currency exchange rates and unit economics across multiple jurisdictions, including the possibility of use of hedging arrangements to reduce potential foreign currency exchange exposure;

•increased financial accounting and other reporting burdens and complexities, including rapidly changing requirements with respect to corporate sustainability reporting;

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

We, our customers, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our customers, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information and sensitive and personal information of our customers and their guests and employees, including contact information and payment information, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform (or any platform of our third-party vendors) could result in the loss of service, unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

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

The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. To attract new customers, retain existing customers, and increase sales to both new and existing customers, we must develop products and services in a cost effective and timely manner that reflect the changing nature of restaurant management software, respond to new product offerings by competitors, technological advances, and emerging industry standards and practices, and expand beyond our core functionalities to other areas of managing relationships with our customers, as well as their relationships with their guests. As the number of our customers with higher volume sales and more locations increases on our platform, so does the need for us to offer increased functionality, scalability, and support, which requires us to devote additional resources to such efforts.

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

We and our partners may incorporate artificial intelligence, or AI, solutions into our business and operation from time to time. As with many innovations, AI presents risks and challenges that could affect its further development, adoption, and utilization, and therefore affect our business. If the content, recommendation or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subject to competitive risks, potential legal liability, and reputational harm. The use of AI applications may also result in cybersecurity incidents, which could adversely affect our business. In addition, AI may present emerging ethical issues. If our use of AI becomes controversial, we may experience reputational harm or legal liability. Further, given the early stage of generative AI, factors that may impact this type of technology, such as government regulations and market demand, are uncertain, and we may be unsuccessful in our product development efforts.

Our competitors or other third parties may also incorporate AI into their products. If they adopt the use of AI more quickly or more successfully than us, our ability to compete effectively may be impaired, which may adversely affect our results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $246 million and $275 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1,623 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue, in the near-term, as we continue to invest in expanding our business, building software and hardware designed specifically for the restaurant industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Although we expect certain cost savings in the near-term resulting from the Restructuring Plan, we expect to see a continued increase in total operating expenses. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

Toast Capital’s bank partner offers qualified Toast customers working capital loans in accordance with credit policies established by our bank partner. Toast Capital markets the loans and acts as servicer of the loans and receives a servicing fee based on the outstanding balance of loans being serviced as well as a fee that varies depending on the credit performance of the loans extended under the program. We do not currently have similar partnerships with other financial institutions and are reliant on our bank partner to support this program. If our bank partner were to terminate its relationship with us, we would be unable to make working capital loans available to our customers, at least in the short-term, until we are able to enter into a relationship with another financial institution to offer similar loans. In addition, our bank partner may not expand its lending under this program to support future demand for such loans from our customers. There can be no assurance that we would be able to enter into a similar relationship with another financial institution to make working capital loans available to our customers on terms our customers would find attractive, or at all.

Under our agreement with our bank partner, on a monthly basis, we are obligated to purchase loans made in a particular quarter that have been (or are scheduled to be) charged off, are otherwise non-performing, or do not satisfy our bank partner’s credit policy, unless such purchase would cause the principal amount of such purchased loans to exceed 15% of the original principal amount of loans made in the applicable quarter. As a result of this potential purchase obligation, and our servicing fee and credit performance fee, we are subject to credit risk on the loans extended by our bank partner under this program. Accordingly, if we fail to accurately predict the likelihood of default or timely repayment of loans, our business may be materially and adversely affected. For example, if more of our customers cease operations, experience a decline in their revenue, or engage in fraudulent behavior and are not able to repay their loans, our business may be materially and adversely affected. A decline in macroeconomic conditions could increase the risk of non-payment or fraud and could also lead to a decrease in the number of customers eligible for loans or financing. In addition, although our bank partner acts as the lender with respect to these working capital loans, we are subject to numerous contractual and regulatory requirements in connection with our marketing and servicing activities in connection with these loans. If we were to fail to comply with these requirements, we could be subject to liability, regulatory sanctions, or claims by our customers or our bank partner, and our bank partner could terminate its relationship with us.

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

We are party to a revolving credit and guaranty agreement which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to equity holders, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. We are also required to maintain a minimum liquidity balance. While we have no outstanding debt under this agreement, we are still required to comply with certain covenants and restrictions under this agreement, which may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.

A failure by us to comply with these covenants or payment requirements specified in the revolving credit and guaranty agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide loans and extensions of credit and to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had accumulated $720 million and $773 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $635 million have an indefinite carryforward period but may not offset more than 80% of current taxable income annually in accordance with the Tax Cuts and Jobs Act of 2017, and $85 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has completed a historical ownership change analysis and while it has experienced ownership changes in the past none of its existing federal and state tax attributes are subject to historical limitations that are expected to materially limit their utilization. The company's ability to utilize its federal and state attributes could be limited by ownership changes that may occur in the future.

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

Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations could adversely affect us.

We have published environmental, social, and governance, or ESG, initiatives, goals, and commitments. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We are also subject to the evolving and divergent views on ESG matters by different stakeholders including investors, employees, and regulatory agencies. New laws and regulations relating to ESG matters, including climate change, human capital, and diversity, are being developed and formalized in the U.S. and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Our failure or perceived failure to achieve some or all of our ESG goals or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from the investment community, regulatory authorities, and others or subject us to liability.

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

Some of our competitors offer specific point solutions addressing particular needs in the restaurant industry, including subscriptions to software products without the requirement to use related payment processing services. While we believe that our integrated software and payments platform offers significant advantages over such point solutions and permit certain enterprise brands to utilize third-party payment service, customers who have specific needs that are addressed by these point solutions, and customers who do not want to change from an existing payment processing relationship to use our payment processing services, may believe that products and services offered by competitors better address their needs.

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

In addition to payment cards, our transaction processing services are subject to the National Automated Clearing House Association Rules, or NACHA Rules. Any changes in the NACHA Rules that increase our cost of doing business or limit our ability to provide processing services to our customers will adversely affect the operation of our business. If we or our customers fail to comply with the NACHA Rules or if our processing of customer transactions is materially or routinely delayed or otherwise disrupted, our partner financial institutions could suspend or terminate our access to NACHA’s clearing and settlement network, which would make it impossible for us to conduct our business on its current scale.

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

Many of the key components used to manufacture our products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We have been and will continue exploring and working with alternative manufacturers for the assembly of our products and certain single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks, civil unrest, hostilities or wars, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, or if we are affected by adverse global supply chain dynamics, such as fluctuation in freight costs, we may incur unexpected production disruption, storage, transportation, and write off costs, which may harm our business and operating results. Given the uncertainty and instability of global economic and political environment, we cannot predict how, the duration of and the extent to which our operations and financial results may be affected.

In the event of a shortage or supply interruption from suppliers of components used in our hardware products, we may not be able to develop alternate sources quickly, cost effectively, or at all. This supply interruption could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs, including those applicable to our relationships with vendors in China, or other trade restrictions, or other similar problems could limit or delay the supply of our products, or harm our reputation.

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

We are subject to extensive and complex rules and regulations, licensing, and examination by various federal, state and local government authorities and government agencies, and a failure to comply with the laws and regulations applicable to us could have a material adverse effect on our business. Further, changes in legislative and regulatory policy affecting payment processing or small business lending could have a material adverse effect on our business.

In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd Frank Act. We must also comply with laws related to lending, loan brokering, loan servicing, debt collection, on-demand pay, insurance, money laundering, money transfers, and advertising, as well as a number of domestic and international privacy and information security laws, including the CCPA and the GDPR. Noncompliance with these privacy and security laws could result in significant penalties and remediation obligations. For example, under the GDPR, noncompliance can result in penalties up to the greater of 4% of worldwide annual revenue or €20 million depending on the circumstances. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

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

Our subsidiary, TPS, holds money transmitter licenses or similar authorizations in multiple states where they may be required in order for us to offer our payroll processing products. Each of the issuers of licenses has the authority to supervise and examine our activities. Licensing determinations are matters of regulatory interpretation and could change over time. For example, certain states may have a more expansive view than others of what activities qualify as lending, loan brokering, loan servicing, debt collection, on-demand pay, money transmission, or payroll processing and require a license. Government authorities could disagree with our licensing position or our reliance on certain exemptions from licensing requirements or determine that Toast, TPS, or another Toast subsidiary or affiliate should have applied for licenses sooner, and they could require us to obtain such licenses, fine us for unlicensed activity, require us to enter into a consent agreement, or subject us to other investigations and enforcement actions. They could also require us to cease conducting certain aspects of our business until we are properly licensed or deny us a license. An adverse licensing determination or the revocation of a license in one jurisdiction could adversely affect our licensing status in other jurisdictions. There can be no assurance that we will be able to obtain any such licenses, and, even if we are able to do so, we could be required to make products and services changes in order to obtain and maintain such licenses, which could have a material and adverse effect on our business. As we obtain such licenses, we are and will become subject to many additional requirements and limitations, including those with respect to the custody of customer funds; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership, or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents. The cost of obtaining and maintaining licenses can be material.

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

Importantly, we provide our financial technology solutions in a constantly changing legal and regulatory environment. New laws or regulations, or new interpretations of existing laws or regulations, affecting our financial technology solutions could have a materially adverse impact on our ability to operate as currently intended and cause us to incur significant expense in order to ensure compliance. For example, government agencies may impose new or additional rules that (i) prohibit, restrict, and/or impose taxes or fees on payment processing transactions in, to or from certain countries or with certain governments, individuals, and entities; (ii) impose additional client identification and client due diligence requirements; (iii) impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring; (iv) limit the types of entities capable of providing payment processing services, or impose additional licensing or registration requirements; (v) impose minimum capital or other financial requirements; (vi) require enhanced disclosures to our payment processing clients; (vii) cause loans facilitated through the Toast Capital platform, or any of the underlying terms of those loans, to be unenforceable against the relevant borrowers; (viii) limit the number or principal amount of payment processing transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and (ix) restrict or limit our ability to facilitate processing transactions using centralized databases. These regulatory changes and uncertainties make our business planning more difficult. They could require us to invest significant resources and devote significant management attention to pursuing new business activities, change certain of our business practices or our business model, or expose us to additional costs (including increased compliance costs and/or customer remediation), any of which could adversely impact our results of operations. If we fail to comply with new laws or regulations, or new interpretations of existing laws or regulations, our ability to operate our business, our relationships with our customers, our brand, and our financial condition and results of operations could be adversely affected.

Proposals to change the statutes affecting working capital loans facilitated through the Toast Capital platform may periodically be introduced in Congress and state legislatures. If enacted, those proposals could affect Toast Capital’s operating environment in substantial and unpredictable ways.

As we expand our presence internationally, we may become subject to the laws, regulations, licensing schemes, industry standards, and payment card networks rules applicable in such jurisdictions, which may require us to invest additional resources to adopt appropriate compliance policies and measures. If we are unable to comply with the rules or laws of new jurisdictions in which we conduct business, our business or reputation may be adversely affected.

Our relationship with our bank partner that makes loans to our customers may subject us to regulation as a service provider or a lender, and loans found to be made in violation of applicable law may be unenforceable, which could damage our commercial relationships and adversely affect our business and results of operations.

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

The Interagency Guidance on Third-Party Relationships: Risk Management, jointly adopted by the federal banking regulators in 2023, provides a framework for clarifying the supervisory expectation on financial institutions that engage in financial services (such as lending activities) through third parties. The guidance includes supervisory expectations for third-party risk management programs, diligence, monitoring, and examination. The increased supervisory attention on bank partnership arrangements could make bank service provider arrangements more costly, and lead to increases in our operating costs. Going forward, we may have increased difficulty in establishing or maintaining such arrangements, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We may also be challenged that our bank partner is not the “true lender” of the loans. Loans facilitated by Toast Capital are made by our bank partner in reliance on the position that the bank is the “true lender” for such loans. That true lender status determines various elements of the structure of the loan program, including that we do not hold licenses required solely for being the party that makes loans to our customers, and loans facilitated through the Toast Capital platform may involve pricing and payment structures permissible at origination because the lender is a bank, and/or the disclosures provided to borrowers are accurate and compliant in reliance of the status of the lender as a bank. Because the loans facilitated through the Toast Capital platform are made by our bank partner, many state financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which our bank partner made a particular loan is located) and many licensing requirements and substantive requirements under state lender licensing laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they make.

Certain recent litigation and regulatory enforcement have challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving marketing, processing, and/or servicing relationships between a bank partner and non-bank lending platforms. In addition, lawmakers have expressed concerns that bank partner arrangements undermine consumer safeguards, including state usury laws, and encouraged federal regulators to intervene. If we were to be determined the “true lender” of loans facilitated through the Toast Capital platform, we could face penalties and/or loans facilitated through the Toast Capital platform may be or become void, voidable, or otherwise impaired in a manner that may have adverse effects on our operations (either directly or as a result of an adverse impact on our relationship with our bank partner).

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

Last, terms of certain loans facilitated through the Toast Capital platform could, or may in the future, be challenged as violating applicable lending regulations. When establishing the factor rate and payment structures that are charged to borrowers on loans we market and service, our bank partner relies on certain authority under federal law to export the interest requirements of the state where the bank is located to borrowers located in other states. Further, we rely on the ability of subsequent holders to continue charging such factor rate and payment structures and to enforce other contractual terms of the loans that are permissible under federal banking laws following the acquisition of the loans. In some states, the factor rate of some loans facilitated through the Toast Capital platform, if considered interest, may exceed the maximum interest rate permitted from time to time for loans made by non-bank lenders to borrowers located in such states. In addition, the rate structures for some loans facilitated through the Toast Capital platform may not be permissible in all states for non-bank lenders and/or the amounts charged in connection with loans facilitated through the Toast Capital platform may not be permissible in all states for non-bank lenders.

Usury, fee, and disclosure related claims involving loans facilitated through the Toast Capital platform may be raised in multiple ways. We and our bank partner may face litigation, government enforcement, or other challenge, for example, based on claims that the bank did not establish loan terms that were permissible in the state in which it is located or did not correctly identify the home or host state in which it is located, or in which the borrower is located, for purposes of interest exportation authority under federal law.

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

While we believe we have defensible arguments in support of our positions that our involvement in our transaction processing services is not subject to federal money services business, or MSB, registration and state money transmitter licensing in all states, we have not expressly obtained confirmation of such positions from FinCEN or all state regulators that administer the state money transmission or payroll processor laws. It is possible that certain state regulators may determine that our activities are subject to licensing. Any determination that we are in fact required to be licensed in a state that we have not already had a license may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage, or other negative consequences as well as cause us to be required to cease operations in some of the states we service, which would result have a material adverse effect on our business, financial condition, results of operations, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented anti-money laundering programs. The adoption of new money transmitter, payroll processor, or money services business laws in jurisdictions, or changes in regulators’ interpretation of existing state and federal money transmitter, payroll processor, or money services business laws or regulations, could subject us to new registration or licensing requirements. There can be no assurance that we will be able to obtain or maintain any such licenses in all of states where we offer transaction processing services, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, and we could be subject to fines, license revocation, or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. An adverse licensing determination or the revocation of a license in one jurisdiction could prevent us from operating certain aspects of our business in that jurisdiction, and could adversely affect our licensing status in other jurisdictions. These factors could impose substantial additional costs, involve considerable delay in the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Our offering of stored value cards, gift cards and electronic gift certificates may also trigger various federal and state laws and regulations. The customers who utilize our gift card processing products and services may be subject to these laws and regulations, which may include the Credit Card Accountability Responsibility and Disclosure Act of 2009. In addition, the payroll cards that are offered to our customers’ workers are issued by a bank partner. We are a service provider of this bank, providing marketing and account administration services. Our contract with the bank partner requires us to comply with state and federal laws and regulations (including laws that apply only to the bank directly).

TPS is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN, the anti-money laundering provisions of the BSA, and its implementing regulations applicable to MSBs. FinCEN may also interpret the BSA and its regulations as requiring registration of our parent company or other subsidiaries as MSBs. State regulators often impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. We are also subject to economic and trade sanctions programs, including those administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.

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

As we seek to build a trusted and secure platform for and to expand our network of customers and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. Domestically, this includes federal as well as state-specific legislation, including but not limited to the CCPA. Additionally, a number of U.S. state-specific privacy laws have recently become effective or will become effective in 2024. As we expand internationally, international privacy laws pertaining to the processing and security of personal information become more relevant to our business, including but not limited to the GDPR, the United Kingdom GDPR and local privacy legislation, as well as Canadian privacy legislation, including Canada’s Personal Information Protection and Electronic Documents Act and local provincial legislation. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

As noted above, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the CCPA, which initially went into effect in January 2020, with important amendments that went into effect in January 2023. The CCPA, as amended, requires companies covered by the legislation to provide disclosures to California consumers and afford such consumers rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information and sharing personal information for certain advertising purposes. The CCPA also granted a new state agency, the California Privacy Protection Agency, powers to adopt and enforce regulations interpreting the CCPA, and the agency is continuing to adopt new rules that may require us to evolve and adapt our compliance strategies. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. In addition, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

Certain other states, such as Virginia, Colorado, Connecticut, and Utah, have passed and implemented consumer privacy laws that impose similar privacy obligations as the CCPA. Additional states have passed consumer privacy laws that will come into force over the next few years. We anticipate that more states may enact legislation similar to the CCPA and the forthcoming state privacy laws, which provide consumers with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such consumers. Moreover, states may pass consumer privacy laws that deviate from or exceed the requirements of the existing laws, or that regulate specific business practices. For example, Washington state’s My Health My Data Act will come into effect in 2024 and will require regulated businesses to apply specific protections for consumer health data, which is defined broadly to include certain data categories that are not directly related to health, such as location information. These state privacy developments have prompted a number of proposals for new federal and state-level privacy legislation and regulation. Such proposed legislation and regulation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting customer and guest expectations, or contractual obligations, both in the U.S. and internationally. We post on our website our privacy statement and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the CCPA and similar laws in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. This also applies in the context of international privacy legislation such as the GDPR, UK GDPR and applicable Canadian privacy legislation. Any failure, real or perceived, by us to comply with our posted privacy statements or notices, changing customer and guest expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

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

Our future tax rates could be influenced by modifications in accounting standards or alterations in tax laws at the federal, state, or international levels, as well as new tax rulings. The U.S. Department of Treasury can issue regulations and provide interpretive guidance, which could affect our compliance with the law and potentially impact our operational results when issued. Numerous countries are actively considering or implementing changes to their tax legislation following the Organization for Economic Development's adoption of model rules for 15% global minimum tax (often referred to as Pillar 2). Such changes might elevate our tax responsibilities in the countries where we conduct business or necessitate adjustments in our operational strategies. Evolving global tax regulations affecting multinational corporations could significantly influence our operations, lead to an increase in our global effective tax rate and adversely impact our financial performance.

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

We also have registered domain names that we use in, or are related to, our business, most importantly www.toasttab.com. If we are unable to protect our domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands or protecting and maintaining rights in existing domain names and our results of operations would be adversely impacted.

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

The outcome of intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, or result in us having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of certain products or services and may be unable to compete effectively. Any of these results could harm our business, financial condition, and results of operations.

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

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, the downgrading of our stock or our industry, or the stock of any of our competitors, the publication of inaccurate or unfavorable research about our business, or our failure to meet these estimates or the expectations of investors;

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

•any significant changes in our management or our Board;

•general economic conditions, such as rising inflation and interest rates, global recessionary conditions, and slow or negative growth of our markets; and

•other events or factors, including those resulting from hostilities or wars (such as the Israel-Hamas war and Russia-Ukraine war), incidents of terrorism, natural disasters, public health concerns or epidemics, or responses to these events.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, we had 114 million shares of Class B common stock outstanding, representing approximately 75% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers, and their affiliates beneficially owned in the aggregate approximately 80% of the voting power of our outstanding capital stock. These stockholders will have significant influence with respect to the election of our Board and approval of significant corporate actions, even after they no longer have a service relationship with us. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028.

The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the company or another significant corporate transaction, and may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors and amendments of our organizational documents. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

Certain provisions in our charter documents and Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our Board or current management and may adversely affect our stock price.

Our amended and restated certificate of incorporation and our second amended and restated bylaws contain provisions that could delay or prevent a change in control. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include:

•a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•the denial of any right of our stockholders to remove members of our Board except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of the total voting power of all our outstanding voting stock then entitled to vote in the election of directors;

•the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

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

•the requirement that a special meeting of stockholders may be called only by the chairperson of our Board, chief executive officer, or by the Board acting pursuant to a resolution adopted by a majority of our Board, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of the then-outstanding voting power of our capital stock; and

•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions may discourage proxy contests and delay or prevent attempts by our stockholders to replace or remove our Board and to cause us to take corporate actions they desire. In addition, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an “interested stockholder” for a specified period of time. Any of these provisions of our amended and restated certificate of incorporation, second amended and restated bylaws, and Delaware law could limit the price that investors might be willing to pay for shares of our Class A common stock and deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of Class A common stock in an acquisition.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits, even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board, or PCAOB. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

We are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, which requires us to document and test our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial expenses and expend significant management efforts. In particular, as we continue to grow our business, we will need to continue to develop and refine our disclosure controls, and to improve our internal control over financial reporting, which may result in hiring additional accounting and financial personnel to implement such processes and controls.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness in our internal controls over financial reporting for the fiscal year ended December 31, 2022, related to ineffective information technology general controls, or ITGCs, in the area of user access over certain IT systems that support our revenue financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also ineffective. During the fiscal year ended December 31, 2023, consistent with our previously disclosed remediation plan, we implemented a number of remediation measures and completed our testing of the operating effectiveness of the controls and concluded that they were effective as of December 31, 2023. While we believe this material weakness was remediated as of December 31, 2023, we cannot assure you that we have identified all of our existing material weaknesses, we will not in the future have any additional material weaknesses, or that our internal controls over financial reporting will continue to operate effectively in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.

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

As a public company subject to enhanced rules and regulations, it is also more expensive for us to obtain directors and officers liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified Board members and executive officers.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of managing cyber risks that we face and have established processes as part of our enterprise risk management, or ERM, program to identify, assess, and manage risks associated with cybersecurity. Our Board retains oversight of our cybersecurity risk management. Our cybersecurity program is informed by industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is designed to preserve the confidentiality, security and availability of the information that we collect and store.

Governance Related to Cybersecurity Risks

Our Board holds oversight responsibility over our strategy and risk management, including risks related to cybersecurity threats. Under the oversight of the Audit Committee, we have implemented an ERM framework that includes processes for identifying, assessing, and responding to cyber risk exposures. The enterprise risk management process is led by our chief compliance officer, where team members are responsible for working with cross-functional counterparts at the Company to assess risks across designated verticals, including cybersecurity. The chief compliance officer reports on the ERM process to the Audit Committee of our Board regularly. In addition, we have established a working council, or our Enterprise Risk and Compliance Committee, that meets regularly to review and report on the ERM framework to senior leadership.

Our Chief Information Security Officer, or CISO, who has decades of experience in similar roles in the technology industry, leads and oversees our information security program, including our cybersecurity policies and information security team. This team is responsible for implementing processes designed to identify and protect company assets through prevention and detection controls. Through our cybersecurity program, we have developed response and recovery processes and procedures designed to address potential adverse impacts to the company should a cyber event or incident occur. We have implemented a process for employees to complete security and awareness training annually.

Management reports cybersecurity risks to the Enterprise Risk and Compliance Committee in accordance with the risk management program and to our Board’s Audit Committee in an effort to keep members of the Audit Committee apprised of the rapidly evolving cyber threat landscape and to enable the assessment of the effectiveness of our overall cybersecurity and compliance programs.

Cyber Risk Management and Strategy

Processes to identify, assess, and manage risks presented by cybersecurity threats are integrated into our overall ERM program and are informed by industry cybersecurity standards. Our CISO, with support from the information security team, leads a risk assessment process to regularly evaluate cybersecurity risks. This process is also supported by periodic security testing and monitoring.

Our CISO reviews and contributes to the cybersecurity risk reporting that is provided to the Audit Committee of our Board on a quarterly basis. The quarterly updates include cybersecurity risk assessment results, which include risks associated with the use of third-party service providers, and cover efforts to mitigate previously identified risks. Our CISO also oversees the incident response team and is responsible for updating our Board on any cybersecurity incidents, including the mitigation and remediation of these incidents, should they occur.

As discussed within “Item 1A, Risk Factors”, we rely on service providers to process sensitive business information. As part of our risk management program, we have implemented a process to conduct a security review of third-party service providers, including through vendor questionnaires and contractual-related security requirements, as appropriate. In addition, we engage third-party experts, including external legal counsel and cybersecurity advisors, to assist in our identification and management of cybersecurity risks as needed. We have established an incident response process to assess, respond, and report in the event that a cybersecurity incident is detected. Management has assembled a committee to assess the materiality of the impact of identified cybersecurity incidents on our business and determine any disclosure obligations arising from such incidents.

Cybersecurity is incorporated into our business strategy as cybersecurity risks may have a negative impact on our business as outlined within “Item 1A, Risk Factors.” Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and security incidents of our and our third-party vendors’ data and systems. For more information, please see “Item 1A, Risk Factors.”

Item 2. Properties

Our corporate headquarters is located in Boston, Massachusetts, pursuant to an operating lease, a portion of which was terminated as of June 2023 and a portion of which expires in December 2024. In the second half of 2023, we entered into a new lease agreement to relocate our corporate headquarters to 333 Summer Street, Boston Massachusetts 02210. The new lease commenced on December 1, 2023, with its term expiring on June 30, 2028, unless earlier terminated pursuant any provision therein. We use our corporate headquarters for administration, sales and marketing, technology and development and professional services. We also lease additional offices in North America, Europe and Asia. We believe that these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

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

Holders of Record

As of December 31, 2023, there were 266 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2023, there were 62 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Toast, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 22, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2023. The graph uses the closing market price on September 22, 2021 of $62.51 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

150
125
100
75
50
25
0
Dollars
9/22/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
Trade Date
TOST
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities

In September 2023, we issued and donated 1 million shares of Class A common stock to an independent donor advised fund to further our philanthropic goals through our Toast.org initiative, for consideration consisting of the benefit to the Company related to the purpose of the independent donor advised fund. The offer, sale, and issuance of the securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act under the Securities Act as a transaction by an issuer not involving a public offering.

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

•Results of Operations. This section provides an overview and analysis of our financial results for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021.

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

OVERVIEW

Toast is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. Our platform provides a comprehensive suite of SaaS products, financial technology solutions including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across service models including dine-in, takeout, delivery, catering, and retail.

We define a live location, or Location, as a unique location that has used Toast Point of Sale, or POS, to record transaction volumes above a minimum threshold, and has not been marked as a churned location as of the date of determination. A Location can use Toast payment services, which we refer to as a Toast Processing Location, or for select enterprise customers, not use Toast’s payment services, which we refer to as a Non-Toast Processing Location. Customers of legacy solutions provided by companies that we have acquired that do not use Toast POS, are not included in our Location count.

As of December 31, 2023, approximately 106,000 Locations, an increase of 34% year over year, processing approximately $126 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

Since our founding, we have translated our love for restaurants into a commitment to innovation and digital transformation for the restaurant industry. As we have expanded our platform, launched new products, and added new partners over time, we have rapidly grown the number of Locations on the Toast platform.

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

Key Business Metrics

	Year Ended December 31,

(dollars in billions)	2023	2022	% Growth
Gross Payment Volume (GPV)	$126.1	$91.7	38%

	As of December 31,

(dollars in millions)	2023	2022	% Growth
Annualized Recurring Run-Rate (ARR)	$1,218	$901	35%

	As of December 31,

	2023	2022	% Change
Net Retention Rate (NRR)	111%	118%	(7)%

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

Components of Results of Operations

Revenue

We principally generate revenue from: (1) subscription services, (2) financial technology solutions, and (3) hardware and professional services.

Subscription services. Consists primarily of fees charged to customers for access to our software applications, generally over a term ranging from 12 to 36 months. Our subscription services revenue is primarily based on a rate per location, and this rate varies depending on the number of software products purchased, hardware configuration, and employee count at each location.

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

Hardware and professional services. Consists of hardware revenue from the sale of terminals, tablets, handhelds, and related devices and accessories, net of estimated returns. Hardware and professional services revenue also includes fees charged to customers for professional services which includes installation services, including business process mapping, configuration, and training.

Costs of Revenue

Costs of revenue consists of expenses that are directly related or closely correlated to revenue generation, including, but not limited to, employee-related costs for customer support and certain operational roles as well as allocated overhead. Employee-related costs consist of salaries, benefits, bonuses, and stock-based compensation expense. Allocated overhead includes certain facilities costs, depreciation expense, and amortization costs associated with internally developed software and acquired intangible assets.

Operating Expenses

Our operating expenses consist of the following:

Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs incurred to acquire new customers and increase product adoption across our existing customer base. Marketing expenses also include fees incurred to generate demand through various advertising channels.

Research and development. Research and development expenses consist primarily of uncapitalized employee-related costs associated with improvements to our platform and the development of new product offerings, as well as allocated overhead and expenses associated with the use of third-party software directly related to development of our products and services.

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

Other Income (Expenses)

Our other income and (expenses) consist of the following:

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

Other income (expense), net. Primarily represents foreign currency transaction gains and losses and changes in fair value of our marketable securities.

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

RESULTS OF OPERATIONS

The following section discusses the fiscal years ended December 31, 2023 and 2022 and provides a year over year comparison between fiscal years ended December 31, 2023 and 2022. Discussions related to the fiscal year ended December 31, 2021 and year over year comparisons between the fiscal years ended December 31, 2022 and 2021 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023, and incorporated herein by reference.

Revenue

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
Subscription services	$500	$324	$176	54%
Financial technology solutions	3,189	2,268	921	41%
Hardware and professional services	176	139	37	27%
Total revenue	$3,865	$2,731	$1,134	42%

The increase in subscription services revenue during the year ended December 31, 2023 was attributed to growth in Locations on the Toast platform and the continued increase in products adopted by customers.

The increase in financial technology solutions revenue during the year ended December 31, 2023 was primarily attributable to the increase in Locations on the Toast platform.

The increase in hardware and professional services revenue during the year ended December 31, 2023 was primarily driven by growth in new Locations.

Costs of Revenue

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
Subscription services	$166	$112	$54	48%
Financial technology solutions	2,503	1,792	711	40%
Hardware and professional services	357	311	46	15%
Amortization of acquired intangible assets	5	5	—	—%
Total costs of revenue	$3,031	$2,220	$811	37%

The increase in subscription services costs during the year ended December 31, 2023 was primarily attributable to an increase in employee-related costs.

The increase in financial technology solutions costs during the year ended December 31, 2023 was due to an increase in GPV.

The increase in hardware and professional services costs during the year ended December 31, 2023 was attributable to higher hardware shipment volume as a result of growth in Locations and higher employee related costs, partially offset by lower hardware freight costs.

We utilize our hardware and professional services as customer acquisition tools and price them competitively to reduce barriers to entry for new Locations.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
Sales and marketing	$401	$319	$82	26%

The increase in sales and marketing expenses during the year ended December 31, 2023 was primarily attributable to an increase in employee-related costs of $71 million.

Research and Development

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
Research and development	$358	$282	$76	27%

The increase in research and development expenses during the year ended December 31, 2023 was primarily attributable to an increase in employee-related costs of $67 million.

General and Administrative

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
General and administrative	$362	$294	$68	23%

The increase in general and administrative expenses during the year ended December 31, 2023 was primarily attributable to an increase in bad debt and credit related expenses of $30 million driven by growth in our Toast Capital product offering, an increase in employee-related costs of $28 million, and $12 million, net, in lease termination expenses related to our corporate headquarters in Boston, MA.

Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. As part of this Restructuring Plan, we expect to incur restructuring and restructuring-related charges of approximately $45 to $55 million, primarily related to severance and severance related costs, and certain other costs related to facilities. We expect to complete the Restructuring Plan and incur all related charges by the end of fiscal year 2024 and expect to incur substantially all of these charges in the first quarter of fiscal year 2024. Although we expect certain cost savings in the near-term resulting from the Restructuring Plan, and a reduction in the rate of growth in our operating expenses, as compared to comparative periods, we still expect to see a continued increase in overall total operating expenses.

Interest Income (expense), net

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
Interest income	$37	$11	$26	N/M
N/M - Not meaningful

The increase in interest income during the year ended December 31, 2023 was attributable to higher interest rates on our investments in marketable securities.

Change in Fair Value of Warrant Liability

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Amount	%
Change in fair value of warrant liability	$3	$95	$(92)	(97)%

The decrease in the change in fair value of warrant liability during the year ended December 31, 2023 was attributable to the change in our stock price from the beginning of the period to the end of period in 2023 when compared to 2022.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures described below to supplement our consolidated financial statements prepared and presented in accordance with GAAP and to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

Net Loss (GAAP) and Adjusted EBITDA (Non-GAAP)

Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income (expense) net, income taxes and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as restructuring and restructuring-related expenses, acquisition expenses, fair value adjustments on warrant liabilities, expenses related to early termination of leases (which includes associated asset impairments) and stock-based charitable contribution expense, as applicable. We have provided below a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(in millions)	2023	2022
Net loss	$(246)	$(275)
Stock-based compensation expense and related payroll tax	288	232
Depreciation and amortization	32	24
Interest income, net	(37)	(11)
Termination of leases	14	(1)
Stock-based charitable contribution expense	10	10
Change in fair value of warrant liability	(3)	(95)
Acquisition expenses	1	2
Other (income) expense, net	—	1
Income tax expense (benefit)	2	(2)
Adjusted EBITDA	$61	$(115)

Subscription Services and Financial Technology Solutions Gross Profit (GAAP) and Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit (Non-GAAP)

Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit is defined as subscription services gross profit and financial technology solutions gross profit, adjusted to exclude stock-based compensation expense and related payroll tax expense, and depreciation and amortization expense. We believe this non-GAAP measure is useful to view the resulting figures excluding the aforementioned non-cash charges because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and such amounts vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. We have provided below a reconciliation of Subscription Services and Financial Technology Solutions Gross Profit, the most directly comparable GAAP financial measure, to Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit.

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue:
Subscription services	$500	$324	$169
Financial technology solutions	3,189	2,268	1,406
Costs of Revenue:
Subscription services	166	112	63
Financial technology solutions	2,503	1,792	1,120
Subscription Services and Financial Technology Solutions Gross Profit (GAAP)	$1,020	$688	$392

	Year Ended December 31,
(in millions)	2023	2022	2021 (1)
Subscription Services and Financial Technology Solutions Gross Profit (GAAP)	$1,020	$688	$392
Stock-based compensation expense and related payroll tax	20	13	5
Depreciation and amortization	17	10	9
Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit (Non-GAAP)	$1,057	$711	$406
(1) In prior periods, Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit was not a key non-GAAP financial measure.

Net Cash Provided by (Used in) operating activities (GAAP) and Free Cash Flow (Non-GAAP)

Free cash flow is defined as net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs (referred to as capital expenditures). We believe that free cash flow is a meaningful indicator of our sources of liquidity and capital requirements that provides information to management and investors in evaluating the cash flow trends of our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to the free cash flow for each of the periods presented:

	Year Ended December 31,
	2023	2022
(in millions)
Net cash provided by (used in) operating activities	$135	$(156)
Capital expenditures	(42)	(33)
Free cash flow	$93	$(189)

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the IPO, we received net proceeds of $950 million after deducting underwriting discounts and commissions and invested them into interest-generating marketable securities and money market accounts. Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described within “Debt” below. The following tables present selected financial information related to our liquidity:

	Year Ended December 31,
	2023 (1)	2022 (2)
(in millions)
Cash and cash equivalents	$605	$547
Marketable securities	519	474
Cash and cash equivalents and marketable securities	$1,124	$1,021
Available credit facility	$330	$330
Total	$1,454	$1,351
(1) Excludes $87 million of cash held on behalf of customers and $55 million of restricted cash
(2) Excludes $60 million of cash held on behalf of customers and $28 million of restricted cash

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$135	$(156)
Net cash used in investing activities	(86)	(98)
Net cash provided by financing activities	63	38
Net increase (decrease) in cash, cash equivalents and restricted cash	$112	$(216)

Cash, cash equivalents and marketable securities

The net increase in cash, cash equivalents and marketable securities was primarily due to cash generated from operating activities of $108 million (which excludes changes in the balance of restricted cash) and proceeds of $36 million generated from the issuance of common stock. This was partially offset by $42 million in cash outflows related to capital expenditures in the period. Cash generated from operating activities was impacted by use of cash for working capital, primarily driven by higher deferred contract acquisition costs, resulting, in part, from continued growth in Locations, partially offset by higher accrued expenses and other current liabilities due to higher financial technology solutions expenses related to our growth in GPV. During the year ended December 31, 2023, the change in net cash provided by (used in) operating activities as compared to the year ended December 31, 2022, was driven by a lower net loss, an increase in non-cash adjustments, primarily related to stock-based compensation expense, amortization of deferred contract acquisition costs, and credit loss expenses, and favorable changes in operating assets and liabilities. The primary sources of cash generated and used in investing and financing activities remained materiality consistent during the years ended December 31, 2023 and 2022.

Looking forward, we expect operating cash flows to continue to expand and scale commensurate with the growth in our operating results. We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Annual Report on Form 10-K.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023 to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of December 31, 2023 and 2022, total available funds under the 2021 Facility were $330 million and no amounts were drawn or outstanding. In addition, as of December 31, 2023 and 2022, there were also $5 and $8 million in letters of credit outstanding, respectively. See Note 8, "Debt" to our Consolidated Financial Statements included in “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for further information.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. See “Note 18. Subsequent Events (unaudited)" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of December 31, 2023 our fully diluted share count was as follows:

Year Ended December 31, 2023 (1)
(shares) (in millions)
Class A and B common stock issued and outstanding	543
Options to purchase Class A common stock and Class B common stock	48
Unvested restricted stock units	33
Warrants to purchase Class B common stock	7
Shares reserved for charitable donations	4
Unvested restricted stock	1
Total fully diluted share count	636
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method

For further information see "Note 3. Fair Value Measurements", “Note 11. Common Stock" and "Note 12. Stock-Based Compensation" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

Other Capital Requirements

Recent and expected material cash and other capital requirements, in addition to the above also include the following:

•We expect the majority of the charges incurred in connection with the Restructuring Plan to result in cash payments within the next 12 months. See Note 18, “Subsequent Events (unaudited)" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

•As of December 31, 2023, our non-cancelable purchase obligations to hardware suppliers totaled $84 million, all of which is due within the next 12 months.

•As of December 31, 2023, operating lease commitments totaled $51 million, of which $13 million is due in 2024 and $38 million is due thereafter. For further information refer to Note 7, "Lessee Arrangements” included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

•During the year ended December 31, 2023, cash paid for acquisitions net of cash acquired totaled $9 million. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly. For further information related to our most recent acquisitions, see Note 9, "Business Combinations” included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

In addition to the above material cash requirements, we also recognize liabilities associated with financial guarantees related to loan purchase activities. Such activities are further described within Note 2, "Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”. See also Note 17, "Commitments and Contingencies" and Note 7, "Lessee Arrangements" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

We expect continued utilization of our available cash resources to support our ongoing business operations. To the extent applicable, material changes in the mix and relative cost of such resources, or changes considered necessary to understand our liquidity and financial condition, may also be reflected in our discussion on the results of operations, disclosed within “Results of Operations” under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

We believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A, "Risk Factors” in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are inherently subject to a degree of uncertainty. Although we believe that our estimates and the assumptions supporting our assessments are reasonable, actual results could differ materially from our estimates and assumptions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the critical accounting estimates summarized below involve a greater degree of judgment and complexity. Accordingly, these are the estimates and policies we believe are the most critical in fully understanding and evaluating our financial condition and results of operations. For further information on our critical accounting estimates and policies summarized below, refer to Note 2, "Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”. If the impact of changes in our critical accounting estimates are material or considered necessary to understand our results of operations for the periods presented, then such information is disclosed within this Annual Report on Form 10-K in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Recognition

We recognize transaction fees for payment processing on a gross basis. Determining whether to recognize revenue on a gross or net basis requires judgment in evaluating whether we are the principal or agent in contracts with customers. We have concluded that we are the principal in providing a managed payment solution. Substantially all of our financial technology solutions revenue relates to our managed payment solution.

Our contracts often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined may require judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Determining the SSP for each distinct performance obligation requires significant judgement.

Business Combinations

The acquisition purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Valuation techniques generally consist of the market approach, income approach and/or cost approach. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach and/or cost approach generally requires us to use assumptions to estimate future cash flows including those related to revenue and expense, long-term growth rates, discount rates, future tax rates and assumptions related to the time, cost and effort to recreate the technology acquired. Such assumptions are inherently uncertain and unpredictable and can differ from actual future events. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models and from the future cash flows actually realized. There were no impairments of acquired intangible assets through business combinations recognized during the years ended December 31, 2023 and 2022. The fair value of assets acquired and liabilities assumed related to our most recent acquisitions is further described in Note 9, "Business Combinations" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

Stock-Based Compensation Expense

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option awards. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the average historical volatility of a number of publicly traded companies in a similar industry. We also estimate a forfeiture rate to calculate the stock-based compensation expense for options and restricted stock units, or RSUs, based on an analysis of actual historical experience and expected employee attrition rates.

We will continue to use judgment in evaluating the expected volatility, expected term and forfeiture rate utilized in our stock-based compensation expense calculation for stock option awards on a prospective basis. As we continue to accumulate additional data related to our Class A common stock and forfeiture rates, we may adjust our estimates, which could materially impact our future stock-based compensation expense inclusive of RSUs.

Total stock-based compensation recognized in fiscal year 2023 related to stock-options was $45 million. For further information related to stock-based compensation expense and key assumptions utilized refer to Note 12, "Stock-Based Compensation Expense" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

Recent Accounting Pronouncements

Refer to the sections titled “Recent Accounting Pronouncements” in Note 2 of the "Notes to Consolidated Financial Statements" included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations in North America, Europe and Asia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risks.

Interest Rate Sensitivity

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the fair value of those securities. We had cash and cash equivalents of $605 million and marketable securities of $519 million as of December 31, 2023. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and the securities are considered investment-grade debt securities and classified as available-for-sale. The securities are recorded at fair value in the Consolidated Balance Sheets with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity within accumulated other comprehensive loss. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We do not enter into investments for speculative purposes.

Based on our investment portfolio balance as of December 31, 2023, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial position. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Credit Risk

We are exposed to credit risk on accounts receivable and our loan servicing activities. This risk is mitigated due to our diverse customer base, dispersed over various geographic regions. During the years ended December 31, 2023, 2022, and 2021, we had no customers individually that accounted for more than 10% of our total revenue. No customers individually accounted for more than 10% of our total receivables at December 31, 2023 and 2022. We maintain provisions for potential credit losses and evaluate on an ongoing basis the solvency of our customers and the impact of current and future conditions to determine if additional allowances for credit losses need to be recorded.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Toast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toast, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Toast Capital Contingent Liability for Expected Credit Losses

Description of the Matter
As of December 31, 2023, the contingent liability for expected credit losses related to loan servicing activities through the Toast Capital loan program was $29 million. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company records a contingent liability for expected credit losses accounted for under ASC 326 related to the Company’s contingent obligation to purchase ineligible loans. Management’s measurement of the contingent liability for expected credit losses is based on historical lifetime loss data, as well as macroeconomic forecasts applied to the loan portfolio.

Auditing the Company’s contingent liability for expected credit losses involved a high degree of complexity in evaluating loss severity estimates and subjectivity in evaluating management’s measurement of the economic forecasts used during the applicable period.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, an evaluation of the key assumptions used in the calculation of the contingent liability for credit losses, including model estimates and qualitative factor adjustments, and whether the recorded contingent liability for credit losses appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the contingent liability for credit losses.

To test the expected loss forecasting models, with the support of specialists, we evaluated the model methodology and replicated a sample of models. We also tested the appropriateness of key inputs used in these models by agreeing a sample of inputs to supporting information and tested the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the key assumptions included, among others, comparing forecasted losses and default probabilities to historical and economic trends, while also considering changes in the Company’s loan portfolio.

Additionally, we evaluated the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the contingent liability for credit losses. Regarding measurement of the qualitative factors, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors. We also considered if qualitative adjustments were consistent with external macroeconomic factors independently obtained during the audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Toast, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Toast Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toast, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2024

TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share values)

	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$605	$547
Marketable securities	519	474
Accounts receivable, net	69	77
Inventories, net	118	110
Other current assets	259	199
Total current assets	1,570	1,407
Property and equipment, net	75	61
Operating lease right-of-use assets	36	77
Intangible assets, net	26	29
Goodwill	113	107
Restricted cash	55	28
Other non-current assets	83	52
Total non-current assets	388	354
Total assets	$1,958	$1,761
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32	$30
Deferred revenue	39	39
Accrued expenses and other current liabilities	592	427
Total current liabilities	663	496
Warrants to purchase common stock	64	68
Operating lease liabilities, non-current	33	80
Other long-term liabilities	4	19
Total liabilities	764	663
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Preferred stock - par value $0.000001; 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value: Class A - 7,000 shares authorized; 429 and 353 shares issued and outstanding as of December 31, 2023 and 2022, respectively; Class B - 700 shares authorized; 114 and 170 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Treasury stock, at cost - no and 0 shares outstanding as of December 31, 2023 and 2022, respectively	—	—
Accumulated other comprehensive loss	—	(2)
Additional paid-in capital	2,817	2,477
Accumulated deficit	(1,623)	(1,377)
Total stockholders’ equity	1,194	1,098
Total liabilities and stockholders’ equity	$1,958	$1,761

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription services	$500	$324	$169
Financial technology solutions	3,189	2,268	1,406
Hardware and professional services	176	139	130
Total revenue	3,865	2,731	1,705
Costs of revenue:
Subscription services	166	112	63
Financial technology solutions	2,503	1,792	1,120
Hardware and professional services	357	311	204
Amortization of acquired intangible assets	5	5	4
Total costs of revenue	3,031	2,220	1,391
Gross profit	834	511	314
Operating expenses:
Sales and marketing	401	319	190
Research and development	358	282	163
General and administrative	362	294	189
Total operating expenses	1,121	895	542
Loss from operations	(287)	(384)	(228)
Other income (expenses):
Interest income (expense), net	37	11	(12)
Change in fair value of warrant liability	3	95	(97)
Change in fair value of derivative liability	—	—	(103)
Loss on debt extinguishment	—	—	(50)
Other income (expense), net	3	1	—
Loss before income taxes	(244)	(277)	(490)
Income tax (expense) benefit	(2)	2	3
Net loss	$(246)	$(275)	$(487)
Net loss per share attributable to common stockholders:
Basic	$(0.46)	$(0.54)	$(1.68)
Diluted	$(0.47)	$(0.72)	$(1.68)
Weighted average shares used in computing net loss per share:
Basic	532	512	290
Diluted	533	512	290

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(246)	$(275)	$(487)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	2	(1)	(1)
Total other comprehensive gain (loss)	2	(1)	(1)
Comprehensive loss	$(244)	$(276)	$(488)

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)

Balances at December 31, 2020	$145	$(616)	$—	$(471)
Issuance of common stock under equity plans	25	—	—	25
Cumulative adjustment due to adoption of ASC 842 and ASC 326	—	1	—	1
Issuance of common stock in connection with business combination	15	—	—	15
Stock-based compensation	141	—	—	141
Issuance of common stock upon net exercise of common stock warrants	56	—	—	56
Conversion of preferred stock	849	—	—	849
Issuance of common stock in connection with initial public offering, net of offering costs	944	—	—	944
Issuance of common stock in connection with charitable contribution	19	—	—	19
Other comprehensive loss, net of tax	—	—	(1)	(1)
Net loss	—	(487)	—	(487)
Balances at December 31, 2021	$2,194	$(1,102)	$(1)	$1,091
Issuance of common stock under equity plans	19	—	—	19
Issuance of common stock in connection with business combination	1	$—	$—	1
Issuance of common stock upon net exercise of common stock warrants	18	—	—	18
Stock-based compensation	235	—	—	235
Issuance of common stock in connection with charitable contribution	10	—	—	10
Other comprehensive loss, net of tax	—	—	(1)	(1)
Net loss	—	(275)	—	(275)
Balances at December 31, 2022	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock under equity plans	38	—	—	38
Issuance of common stock upon net exercise of common stock warrants	1	—	—	1
Stock-based compensation	290	—	—	290
Issuance of common stock in connection with business combination	1	—	—	1
Issuance of common stock in connection with charitable contribution	10	—	—	10
Other comprehensive gain, net of tax	—	—	2	2
Net Loss	—	(246)	$—	(246)
Balances at December 31, 2023	$2,817	$(1,623)	$—	$1,194

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(246)	$(275)	$(487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32	24	21
Stock-based compensation expense	277	228	140
Amortization of deferred contract acquisition costs	62	44	30
Change in fair value of derivative liability	—	—	103
Change in fair value of warrant liability	(3)	(95)	97
Loss on debt extinguishment	—	—	50
Credit loss expense	64	34	4
Non-cash interest on convertible notes	—	—	12
Stock-based charitable contribution expense	10	10	19
Asset impairments	15	—	—
Other non-cash items	(17)	3	2
Changes in operating assets and liabilities:
Account receivable, net	(3)	(35)	(23)
Other current assets	(12)	(36)	(44)
Deferred contract acquisition costs	(107)	(71)	(56)
Inventories, net	(7)	(68)	(23)
Accounts payable	1	(11)	15
Accrued expenses and other current liabilities	81	116	145
Deferred revenue	(5)	(11)	(2)
Operating lease right-of-use assets and operating lease liabilities, net	1	—	—
Other assets and liabilities	(8)	(13)	(1)
Net cash provided by (used in) operating activities	135	(156)	2
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(9)	(46)	(26)
Capital expenditures	(42)	(33)	(19)
Purchases of marketable securities	(623)	(434)	(469)
Proceeds from the sale of marketable securities	35	46	5
Maturities of marketable securities	556	369	5
Other investing activities	(3)	—	1
Net cash used in investing activities	(86)	(98)	(503)
Cash flows from financing activities:
Proceeds from issuance of common stock	36	15	34
Change in customer funds obligations, net	27	26	24
Proceeds from initial public offering, net	—	—	950
Extinguishment of convertible notes	—	—	(245)
Other financing activities	—	(3)	(4)
Net cash provided by financing activities	63	38	759
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	112	(216)	258
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—	(1)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	635	851	594
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end period	$747	$635	$851

Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$605	$547	$809
Cash held on behalf of customers	87	60	34
Restricted cash	55	28	8
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$747	$635	$851
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class B common stock upon exercise of common stock warrants	1	18	56
Common stock issued for acquisition	1	—	15
Conversion of convertible preferred stock into Class B common stock upon initial public offering	—	—	849
Issuance of common stock warrants upon debt extinguishment	—	—	125

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Toast Inc. ("Toast", "we," or the “Company”), is a cloud-based, all-in-one digital technology platform purpose-built for the entire restaurant community. We provide a comprehensive platform of software-as-a-service, or SaaS, products and financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We serve as the restaurant operating system, connecting front of house and back of house operations across service models including dine-in, takeout, delivery, catering, and retail.

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

Initial Public Offering

On September 24, 2021, we completed our IPO where we sold 25 million shares of our Class A common stock at the public offering price of $40.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 3 million shares. We received net proceeds of $944 million after deducting underwriting discounts and commissions and other offering costs.

Immediately prior to the completion of our IPO, 254 million shares of convertible preferred stock were automatically converted into an equal number of shares of Class B common stock, and 1 million warrants to purchase shares of Series B and Series C convertible preferred stock were automatically exchanged or became exercisable for the same number of shares of Class B common stock. The holders of our convertible preferred stock had certain voting, conversion, dividend, and redemption rights, as well as liquidation preferences and conversion privileges in respect of the convertible preferred stock which were terminated upon IPO. Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class A common stock and Class B common stock are entitled to receive dividends, when and if declared by our Board of Directors, or our Board.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, fair values and useful lives of assets acquired and liabilities assumed through business combinations, stock-based compensation expense, warrants, allowance for credit losses, liabilities associated with financial guarantees related to loan purchase activities, incremental borrowing rates applied in valuation of lease liabilities, common stock valuation, as well as the amortization period for deferred contract acquisition costs.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. These include cash and cash equivalents, marketable securities, and warrants to purchase common stock. We also measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities primarily include assets acquired and liabilities assumed in business combinations and liabilities related to our obligation to perform under certain financial guarantees (See Note 2, "Summary of Significant Accounting Policies", "Assets and Liabilities Recorded with Loan Servicing Activities"). Impairments, if any, of property and equipment and/or intangible assets, are written down to fair value measured at such time on a nonrecurring basis. Other financial assets and liabilities are carried at cost with fair value disclosed, if required. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The fair value of our marketable securities is determined based on quoted market prices of similar assets and classified as Level 2 within the fair value hierarchy. (See Note 3, “Fair Value Measurements”). The carrying values of accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term nature.

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

Accounts receivable are typically unsecured. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During the years ended December 31, 2023, 2022, and 2021, we had no customers that individually accounted for more than 10% of our total revenue and no customers that individually accounted for more than 10% of our total receivables as of December 31, 2023 or 2022.

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

Revenue Recognition

We principally generate revenues from: (1) subscription services from our SaaS products, (2) financial technology solutions, including loan servicing activities, and (3) hardware and professional services.

Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined requires judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP for hardware and professional services revenue using an adjusted market assessment approach which analyzes discounts provided to similar customers based on customer category, sales channel, and size. SSP for subscription services revenue is also established using the adjusted market approach considering relevant information, such as current and new customer pricing, renewal pricing, competitor information, market trends and market share for similar services. SSP for financial technology solutions revenue is determined using our own standalone sales data. We allocate variable fees earned from financial technology services revenue to those distinct performance obligations where pricing practices are consistent with the allocation objective.

We measure revenues based on the amount of consideration we expect to receive in exchange for our products and/or services. Customer credits represent variable consideration which is estimated based on historical experience and accounted for as a reduction to the transaction price. We record reductions to revenues for our estimates of customer credits and an increase to liabilities in the period that the related revenue is earned. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and deferred revenue.

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

We have concluded that we are the principal in this performance obligation to provide a managed payment solution because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are generally ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of our registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements, which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant.

Financial technology solutions revenue is recorded net of refunds and reversals initiated by the restaurant and is recognized upon authorization by the issuing bank and submission for processing.

Financial technology solutions revenue also includes fees earned from marketing and servicing loans to customers through our wholly-owned subsidiary, Toast Capital, that are originated by a third-party banking partner. In these arrangements, Toast Capital’s bank partner originates all loans, and Toast Capital then services the loans using Toast’s payments infrastructure to remit a fixed percentage of daily sales to our bank partner until the loan is repaid. Toast Capital earns fees for the underwriting and marketing of loans, which are recognized upon origination of the loan, and loan servicing fees, based on a percentage of each outstanding loan, which are recognized as servicing revenue as the servicing is delivered in accordance with ASC 860, Transfers and Servicing. Servicing revenue is adjusted for the amortization of servicing rights carried at amortized cost, included within other current assets. The marketing and facilitation fees earned upon execution of these loan agreements with its customers are recognized as revenue on a gross basis.

Hardware and Professional Services

Hardware revenue is generated from the sale of terminals, tablets, handhelds, and related devices and accessories, net of estimated returns. We invoice end-user customers upon shipment of the products. Revenue for hardware sales is recognized at the point in time when the transfer of control occurs, which is upon product shipment. We accept returns for hardware sales and estimate returns as a reduction to the transaction price, at the time of the sale based on historical returns data and experience.

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

Cash held on behalf of customers represents an asset that is restricted for the purpose of satisfying obligations to remit funds to various tax authorities to satisfy customers’ payroll, tax and other obligations. Cash held on behalf of customers is included within other current assets, and the corresponding customer funds obligation is included within accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital (See Note 5, "Loan Servicing Activities and Acquired Loans Receivable, Net").

Marketable Securities

Our marketable securities are classified as available-for-sale. We classify our marketable securities as current assets, including those with maturities greater than 12 months, as they are available for use in current operations or to satisfy other liquidity requirements.

Marketable securities are carried at fair value, and we report unrealized gains and losses as a component of accumulated other comprehensive loss, net of tax, until the security is sold or matures, except for changes in allowance for expected credit losses, which are recorded in our results of operations. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of other income (expense), net in the accompanying Consolidated Statements of Operations.

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

Accounts Receivable, net

Accounts receivable, net consists of trade accounts receivable and unbilled receivables (which we collectively refer to as accounts receivable), net of an allowance for credit losses. Unbilled receivables represent revenue recognized on a contract in excess of billings.

We record an allowance for expected credit losses for accounts receivable upon the initial recognition of an accounts receivable balance in accordance with ASC 326, Financial Instruments - Credit Losses, or ASC 326. The allowance for credit losses represents the best estimate of lifetime expected credit losses, based on customer-specific information, historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Accounts receivable balances are written off against the allowance for credit losses when we determine that the balances are not recoverable. Provisions for the allowance for expected credit losses are recorded in general and administrative expenses in the Consolidated Statements of Operations. We evaluate the allowance for credit losses for the entire portfolio of accounts receivable on an aggregate basis due to similar risk characteristics of our customers based on similar industry and historical loss patterns.

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

Under the terms of our agreement with our industrial bank partner, we are obligated to purchase certain loans originated by our industrial banking partner in cases where the customer's payments on the loan are missing or delayed for a defined period of time, and the loan is considered defaulted or delinquent (ineligible). Our obligation is limited to a specified percentage of the total loans originated, measured on a quarterly basis. The loan purchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the ineligible loan originated. Refer to Note 2, "Acquired Loans Receivable, Net" for information on our accounting for purchased loans.

This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase ineligible loans, and a non-contingent liability accounted for under ASC 460, Guarantees, or ASC 460, related to our obligation to stand-ready to perform under the obligation, both of which are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. We measure a contingent liability for expected credit losses which is based on historical lifetime loss data, as well as macroeconomic forecasts applied to the loan portfolio. Probability of default curves are generated using historical default data for portfolios of guaranteed loans with similar risk characteristics. Loss severity estimates are generated using historical collections data for the loans purchased by us. Additionally, we apply macroeconomic factors, such as forecasted trends in unemployment rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the outstanding principal amounts of the guaranteed loans. We may also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of its current expected credit losses. The expected term of the loans guaranteed by us typically range from 90 to 360 days, and the reasonable and supportable forecast period we have included in our projected loss rates is approximately 12 months based on externally sourced data.

Contingent liabilities for expected credit losses are recorded as loans are originated, along with a corresponding non-cash charge recorded within general and administrative expense in the Consolidated Statements of Operations. We remeasure contingent liabilities each reporting period and reverse the liability upon loan purchase or upon the expiration of the obligation. We record a non-contingent liability at fair value as loans are originated, with a corresponding charge recorded within general and administrative expense in the accompanying Consolidated Statements of Operations. Subsequently, the liability is amortized on a straight-line basis over the average expected obligation term, which ranges from 90 to 360 days, and derecognized upon loan purchase. Fair value of a non-contingent liability is measured based on a discounted cash flow model under the income approach which reflects various inputs and assumptions, including the probability and amount of payments to be made under the guarantee based on probabilities of loan defaults and delinquency, as well as associated losses, and a discount rate reflecting our credit risk as the guarantor. The fair value measurement of the non-contingent liability is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Please refer to Note 5, “Loan Servicing Activities and Acquired Loans Receivable, Net” for additional information on the liabilities related to the financial guarantees.

Acquired Loans Receivable, Net

We are obligated to purchase delinquent loans from our industrial bank partner. Such purchases, net of expected recoveries, are recorded as a reduction of contingent liabilities with respect to the quarterly cohort of loans from which the defaulted loan originated. We account for purchased loans in accordance with the guidance for purchased credit deteriorated, or PCD, assets as the loans experienced credit quality deterioration between their origination and purchase, and write off their unpaid principal balance at the time of purchase as collectability is not probable. However, when we have an expectation of collecting cash flows, a negative allowance is established for purchased loans based on our historical experience of expected recoveries across our portfolio.

Deferred Contract Acquisition Costs

Based on ASC 340-40, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of obtaining a contract, such as sales commissions and related payroll taxes, over the period we expect to derive benefits from the contract, which we have determined to be four years. The period of benefit for commissions paid for the acquisition of initial subscription services is determined by taking into consideration the initial estimated customer life and the technological life of our subscription services platform and related significant features. We adjust the carrying value of the deferred commissions assets periodically to account for customer churn, which occurs when customers have ceased operations or otherwise discontinued using our subscription services and financial technology solutions. Amortization expense is included in sales and marketing expenses in the Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated lives, as follows:

Property and Equipment	Estimated Useful Life
Computer and other equipment	3 years
Office furniture and fixtures	3 years
Tooling and equipment	3 - 7 years
Capitalized software	2 years

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

Operating Leases

We determine if an arrangement is or contains a lease at contract inception. Lease agreements generally contain lease and non-lease components, which we elect to combine for all asset classes as a single lease component. Payments under lease arrangements are primarily fixed. Variable payments typically represent non-lease components, which consist primarily of payments for maintenance, utilities, and management fees. Variable payments included in lease arrangements are expensed as incurred and excluded from the right-of-use assets and lease liabilities.

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

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by us. Goodwill is tested for impairment annually during the fourth quarter or more often if impairment indicators are present, based on events and circumstances indicating that it is more likely than not that the fair value of the reporting unit is below its carrying value. There were no goodwill impairment losses recognized during the years ended December 31, 2023, 2022, and 2021. Based on our quantitative goodwill impairment test, the reporting unit's fair value significantly exceeded its carrying value at December 31, 2023.

Intangible Assets and Impairment of Long-lived Assets

Intangible assets primarily consist of finite-lived acquired technology and customer relationships. Finite-lived intangible assets are valued based on estimated future cash flows and amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining estimated useful life of our intangible assets on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining amortization period.

Acquired technology and customer relationships amortization is recorded within costs of revenue and sales and marketing expenses, respectively, within the Consolidated Statements of Operations

The estimated useful lives for acquired technology and customer relationship intangible assets are as follows:

Estimated Useful Life
Acquired technology	3 - 10 years
Customer acquired intangible assets	5 - 6 years

We evaluate the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated future undiscounted future net cash flows expected to be generated from their use and eventual disposal. If the carrying amount is not recoverable, the carrying amount is reduced to fair value and impairment loss is recognized. See Note 10, "Other Balance Sheet Information" for additional information related to property and equipment impairments.

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

Costs of Revenue

Costs of revenue primarily consists of costs associated with payment processing, personnel, and related infrastructure for operation of our cloud-based platform, data center operations, customer support, loan servicing and allocated overhead. Hardware costs consist of all product and shipping costs associated with tablets, printers, and other peripherals. Employee-related costs consist of salaries, benefits, bonuses, and stock-based compensation expense. Overhead consists of certain facilities costs, depreciation expense, and amortization costs associated with internally developed software and acquired intangible assets.

Payment processing costs include interchange fees, network assessment fees and fees paid to the acquiring payment processors.

Stock-Based Compensation Expense

We grant equity awards, including stock options which vest upon the satisfaction of service conditions and restricted stock units, or RSUs, which vest upon the satisfaction of service and/or performance conditions. We account for stock-based compensation expense related to equity awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at fair value on the grant date and compensation cost is recognized over the requisite service period, net of estimated forfeitures. We estimate a forfeiture rate to calculate the stock-based compensation expense for all awards based on an analysis of actual historical experience and expected employee attrition rates.

Compensation cost is recognized on a straight-line basis for stock-options, RSUs, and our 2021 Employee Stock Purchase Plan, or ESPP, and on an accelerated attribution basis for awards with a performance condition for each separately vesting portion of the award over the applicable vesting period.

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option and ESPP awards. We estimate the following assumptions used in the option pricing model:

•Expected Volatility—We do not have sufficient history of market prices for our Class A common stock due to our IPO completed in 2021. As such, we estimate volatility for stock option grants by evaluating the average historical volatility of a peer group of similar public companies over a period commensurate with the options' expected term.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2023, 2022, and 2021, was $29 million, $25 million, and $17 million, respectively, and is included in sales and marketing expense in the accompanying Consolidated Statements of Operations.

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

Net Loss Per Share

During the year ended December 31, 2021, we amended and restated our certificate of incorporation and created two classes of common stock: Class A common stock and Class B common stock (see Note 1, "Description of Business and Basis of Presentation"). Class A common stock and Class B common stock share proportionately, on a per share basis, in our net (losses) income and participate equally in the dividends on common stock, if declared. We allocate net losses attributable to common stock between the common stock classes on a one-to-one basis when computing net (loss) income per share. As a result, basic and diluted net (loss) income per share of Class A common stock and Class B common stock are equivalent.

We compute net (loss) income per common share based on the two-class method required for multiple classes of common stock and participating securities. The two-class method requires (loss) income available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all (loss) income for the period had been distributed.

We consider our currently outstanding restricted shares issued to be participating securities. Restricted shares are considered participating securities because holders of such shares have non-forfeitable rights in the event of a dividend declaration for common shares. Restricted shares are not contractually obligated to participate in our losses. As such, our net losses for the years ended December 31, 2023, 2022, and 2021 were not allocated to these participating securities.

Basic net (loss) income per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to purchase and Class A restricted common stock. Diluted net (loss) income per common share gives effect to all potentially dilutive securities which are excluded from the computation if the effect is antidilutive.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The annual disclosure amendments in this update are effective for us beginning in our fiscal year ending December 31, 2024. The interim disclosure amendments are effective for us beginning in fiscal year ending December 31, 2025. We are currently in the process of evaluating the impacts of the new standard on our consolidated financial statements, which we expect to result in enhanced financial statement disclosures only, however, we do not otherwise expect the adoption of the new guidance to have a material impact on our businesses, results or operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for us beginning in fiscal year ending December 31, 2025. We are currently evaluating the impact of the new standard on our consolidated financial statements which is expected to result in enhanced disclosures, however, we do not otherwise expect the adoption of the new guidance to have a material impact on our businesses, results or operations.

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$267	$—	$—	$267
Commercial paper	—	53	—	53
Certificates of deposit	—	29	—	29
Corporate bonds	—	80	—	80
U.S. government agency securities	—	37	—	37
Treasury securities	—	213	—	213
Asset-backed securities	—	107	—	107
	$267	$519	$—	$786
Liabilities:
Warrants to purchase common stock	$—	$—	$64	$64
	$—	$—	$64	$64

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$483	$—	$—	$483
Commercial paper	—	140	—	140
Certificates of Deposit	—	104	—	104
Corporate Bonds	—	109	—	109
U.S. government agency securities	—	33	—	33
Treasury securities	—	60	—	60
Asset-backed securities	—	28	—	28
	$483	$474	$—	$957
Liabilities:
Warrants to purchase common stock	$—	$—	$68	$68
	$—	$—	$68	$68

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.0%	4.1%
Contractual term (in years)	3	4
Expected volatility	63.8%	60.3%
Expected dividend yield	—%	—%
Exercise price per share	$17.16	$17.16

The following table provides a roll-forward of the aggregate fair value of our warrant liability for which fair value is determined on recurring basis using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2021	$181
Change in fair value	(95)
Settlement	(18)
Balance as of December 31, 2022	68
Change in fair value	(3)
Settlement	(1)
Balance as of December 31, 2023	$64

As of December 31, 2023 and 2022, the maximum number of shares that could be required to be issued in respect of outstanding warrants was 7 million.

4. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of marketable securities classified as available for sale, excluding accrued interest receivable, consisted of the following (in millions):

	December 31, 2023
	Amortized Cost	Net Unrealized Gains / (Losses)	Fair Value

Commercial paper	$53	$—	$53
Certificates of deposit	29	—	29
Corporate bonds	80	—	80
U.S. government agency securities	37	—	37
Treasury securities	213	—	213
Asset-backed securities	107	—	107
Total	$519	$—	$519

	December 31, 2022
	Amortized Cost	Net Unrealized Gains / (Losses)	Fair Value

Commercial paper	$140	$—	$140
Certificates of deposit	104	—	104
Corporate bonds	110	(1)	109
U.S. government agency securities	33	—	33
Treasury securities	61	(1)	60
Asset-backed securities	28	—	28
Total	$476	$(2)	$474

The fair values of the marketable securities by contractual maturities at December 31, 2023 were as follows (in millions):

December 31, 2023
Due within 1 year	$309
Due after 1 year through 5 years	204
Due after 5 years and thereafter	6
Total marketable securities	$519

5. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the years ended December 31, 2023 and 2022 were as follows (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$14	$2
Credit loss expense	54	20
Reductions due to loan purchases	(39)	(8)
Ending balance	$29	$14

The balance of the non-contingent stand-ready liability was $11 million and $6 million, as of December 31, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Amount
Balance as of December 31, 2021	$74
Acquisitions	33
Balance as of December 31, 2022	107
Acquisitions	6
Balance as of December 31, 2023	$113

Intangible assets, net consisted of the following (in millions):

	As of December 31, 2023
	Technology Assets	Customer Assets	Total

Gross carrying amount	$40	$7	$47
Accumulated amortization	(18)	(3)	(21)
Intangible assets, net	$22	$4	$26

	As of December 31, 2022
	Technology Assets	Customer Assets	Total

Gross carrying amount	$38	$6	$44
Accumulated amortization	(13)	(2)	(15)
Intangible assets, net	$25	$4	$29

The total estimated future amortization of intangible assets as of December 31, 2023 was as follows (in millions):

Year ended December 31,	Amount
2024	$6
2025	6
2026	6
2027	4
2028	1
Thereafter	3
$26

7. Lessee Arrangements

The components of lease expense were as follows during the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$12	$21	$25
Variable lease expense	3	4	1
Total	$15	$25	$26

Operating lease expense reflects the non-cash amortization of right-of-use-assets recorded within operating lease right-of-use assets and operating lease liabilities, net on the consolidated statements of operations.

The weighted-average remaining lease term and discount rate for our operating leases were as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (years)	4.4	6.4
Weighted-average discount rate	6.34%	5.19%

At December 31, 2023, future lease payments under our operating leases were as follows (in millions):

Amount
2024	$13
2025	11
2026	11
2027	8
2028	4
Thereafter	4
Total future minimum lease payments	51
Less: Imputed interest	7
Present value of future minimum lease payments	$44

The following table summarizes supplemental cash flow information related to operating leases during the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities	$14	$24	$25
Supplemental non-cash amounts of increases in lease liabilities from obtaining right-of-use assets/ (decreases) of lease liabilities from lease terminations and modifications:
Upon the adoption of ASC 842	—	—	95
During the remainder of the period	(40)	14	4
Total	$(40)	$14	$99

During the year ended December 31, 2023, we terminated the lease for a portion of our corporate headquarters in Boston, MA. As a result, we agreed to pay a net fee of $11 million. We recorded a net charge of $12 million within general and administrative expenses on our Consolidated Statement of Operations, inclusive of a loss on impairment of certain property and equipment associated with the terminated portion of the lease.

8. Debt

Revolving Line of Credit

During 2021, we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023 to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. Under the terms of the amendment, interest on loans will be determined based on loan type and accrue at an annual rate, as defined in the agreement, of 1.50% per annum; or 0.5% per annum plus the highest of: (i) the Prime Rate, (ii) the Federal Reserve Bank of New York Rate plus 0.5%, or (iii) the Adjusted SOFR based upon loan duration plus 1.00%. The 2021 Facility is subject to a minimum liquidity covenant of $250 million. As of December 31, 2023 and 2022, total available funds under the 2021 Facility were $330 million and no amounts were drawn or outstanding.

9. Business Combinations

Delphi Display Systems, Inc.

On February 14, 2023, we acquired 100% of the outstanding capital stock of Delphi Display Systems, Inc., or Delphi, a provider of digital display solutions and drive-thru technology, for a total purchase price of $10 million, to extend our growing suite of products benefiting quick-service restaurants and enterprise brands.

The final purchase price was allocated to goodwill, intangible assets and other net assets of $6 million, $3 million and $1 million, respectively. Intangible assets consisted of $2 million of developed technology and $1 million of customer relationships, each with estimated useful lives of 5 years. Goodwill is not deductible for tax purposes, and primarily attributable to synergies expected to arise after the acquisition.

The operating results of Delphi have been reflected in our results of operations from the date of the acquisition, but were not material to our consolidated financial statements.

Sling Inc.

On July 6, 2022, we acquired 100% of the outstanding capital stock of Sling Inc., or Sling, an employee scheduling, communication and management solution, to expand our product portfolio in the team scheduling and communication space. The total purchase price of $49 million consisted of cash payments of $38 million on the acquisition date and $9 million placed in escrow related to general representations, indemnities and warranties, as well as a deferred consideration of $2 million. The escrow will be released between 18 months and 60 months following the acquisition date.

In conjunction with the acquisition, we issued shares of Class A restricted common stock to certain members of Sling management with a total fair market value of $19 million. The shares vest over a service period of one to three years and are subject to forfeiture upon termination during the service period.
We used a market participant approach to record the assets acquired and liabilities assumed in the acquisition of Sling. The final allocation of the purchase price to the assets acquired and liabilities assumed based on the acquisition date fair values was as follows (in millions):

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
Goodwill, which is not deductible for tax purposes, represents the excess of the consideration transferred over the fair value of the net assets acquired, and is primarily attributable to expected synergies between our operations and those Sling, as well as the assembled workforce.
The operating results of Sling have been reflected in our results of operations from the date of the acquisition, but were not material to our consolidated financial statements.

10. Other Balance Sheet Information

Accounts Receivable, net (in millions)

	December 31,
	2023	2022
Accounts receivable	$57	$45
Unbilled receivables	23	44
Less: Allowance for credit losses	(11)	(12)
Accounts receivable, net	$69	$77

Our allowance for credit losses was comprised of the following (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$(12)	$(4)
Additions	(10)	(13)
Write offs	11	5
Ending balance	$(11)	$(12)

Other Current Assets (in millions)

	December 31,
	2023	2022
Cash held on behalf of customers	$87	$60
Deferred contract acquisition costs	60	44
Other receivables	58	32
Prepaid expenses	24	27
Deposits for inventory purchases	6	20
Other	24	16
	$259	$199

Property and Equipment (in millions)

	December 31,
	2023	2022

Capitalized software	$97	$49
Computer equipment	18	14
Leasehold improvements	13	36
Tooling and equipment	4	2
Furniture and fixtures	3	8
Construction in process	1	—
	136	109
Less: Accumulated depreciation	(61)	(48)
	$75	$61

Depreciation expense, which excludes amortization expense related to capitalized software, for the years ended December 31, 2023, 2022, and 2021, was $10 million, $10 million, and $9 million, respectively. Impairment expense for the year ended December 31, 2023 was $15 million, primarily related to the termination of the Boston lease (Note 7). There were no impairment expenses for the years ended December 31, 2022 and 2021.

During the years ended December 31, 2023 and 2022, we capitalized $48 million and $24 million, respectively, in software and website development costs. As of December 31, 2023 and 2022, property and equipment, net in the Consolidated Balance Sheets included unamortized software and website development costs of $57 million and $25 million, respectively. Amortization expense attributable to capitalized software and website development costs was $16 million, $9 million, and $8 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

Accrued Expenses and Other Current liabilities (in millions)

	December 31,
	2023	2022
Accrued transaction-based costs	$253	$181
Customer funds obligation	87	60
Accrued payroll and bonus	78	59
Accrued expenses	68	45
Contingent liability for expected credit losses	29	14
Accrued commissions	25	15
Operating lease liability	11	14
Other	41	39
	$592	$427

11. Common Stock

Shares of Stock

The following table shows the changes in Class A and Class B shares of common stock (in millions):

	Year Ended December 31,
	2023	2022	2021
Class A and B Common Stock (in shares)
Balance, beginning of period	523	507	220
Issuance of common stock under equity plans	19	14	6
Conversion of preferred stock	—	—	254
Issuance of common stock in connection with initial public offering	—	—	25
Issuance of common stock, other	1	2	2
Balance, end of period	543	523	507

Changes in Class B Common stock were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Class B Common Stock (in shares)
Balance, beginning of period	170	339	—
Conversion of preferred stock upon Initial Public Offering	—	—	254
Conversion of common stock upon Initial Public Offering	—	—	225
Conversions to Class A common stock	(56)	(169)	(140)
Balance, end of period	114	170	339

During the year ended December 31, 2023, all Treasury Stock shares outstanding were fully retired. During the year ended December 31, 2021, immediately prior to the completion of our IPO, all shares of convertible preferred stock were automatically converted into an equal number of shares of Class B common stock.

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our social impact arm. During the year ended December 31, 2021, our Board approved reserving 5 million shares of Class A common stock that we may, but are not obligated to, issue over a period of ten years in ten equal installments as a bona fide gift to a charitable organization to fund its social impact initiatives through Toast.org. As of December 31, 2023, 4 million shares were reserved for future issuances for charitable donations. During the years ended December 31, 2023, 2022, and 2021, we recognized a charitable contribution stock-based expense of $10 million, $10 million and $19 million, respectively, for the fair value of the donated shares, which was recorded within general and administrative expenses in the Consolidated Statements of Operations.

Restricted Stock

Issued and restricted shares of Class A and Class B common stock relate to those issued upon early exercise of stock options under our 2014 Plan and certain shares issued as part of the consideration for acquisitions. The following table shows the changes in our restricted shares of Class A and Class B common stock (in millions):

Shares
Unvested as of December 31, 2022	3
Issuance of restricted stock	—
Repurchases	—
Vested	(2)
Unvested as of December 31, 2023	1

12. Stock-Based Compensation Expense

Stock-based compensation expense recognized for the years ended December 31, 2023, 2022, and 2021, was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Costs of revenue	$43	$33	$12
Sales and marketing	58	50	24
Research and development	94	72	48
General and administrative	82	73	58
	$277	$228	$142

Stock-based compensation of $13 million, $7 million and $1 million, was capitalized as software development costs for the years ended December 31, 2023, 2022, and 2021, respectively.

Stock Option and Incentive Plans

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted and approved in 2021. The 2021 Plan replaced the 2014 Plan, which was initially adopted in 2014 and continues to govern outstanding equity awards granted thereunder. The 2021 Plan allows us to make equity-based and cash-based incentive awards to our officers, employees, directors, and consultants. The number of shares reserved and available for issuance under the 2021 Plan automatically increases each January 1, by 5% of the total outstanding number of shares of the Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of our Board. As of December 31, 2023, 67 million shares were authorized for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In 2021, our Board adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan, or ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each year through January 1, 2031, by the lesser of: (i) 12 million shares of our Class A common stock, (ii) 1% of the issued and outstanding total number of shares of Class A common stock and Class B common stock on the date immediately preceding December 31, or (iii) such lesser number of shares of Class A common stock as determined by the plan administrator of the ESPP.

As of December 31, 2023, 21 million shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower.

Stock Options

Our stock option awards generally have a requisite service period of four to five years and a contractual life of ten years.

The following table indicates the weighted-average assumptions made in estimating the fair value based on the Black-Scholes model as of December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.90%	2.42%	1.00%
Expected term (in years)	6.08	6.07	6.32
Expected volatility	56%	52%	65%
Expected dividend yield	0%	0%	0%
Weighted-average fair value per share of common stock	$18.01	$17.24	$17.00
Weighted-average fair value per share of options issued	$10.24	$8.94	$10.12

The following is a summary of stock option activity under our stock option plans:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)(1)

Outstanding as of December 31, 2022	54	$5.98
Granted	3	18.01
Exercised	(8)	3.07
Forfeited	(1)	14.20
Outstanding as of December 31, 2023	48	$7.07
Options vested and expected to vest as of December 31, 2023	46	$6.86	6.2	$532
Options exercisable as of December 31, 2023	41	$5.34	5.9	$532
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

The aggregate intrinsic values of options exercised was $137 million, $134 million, and $162 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to the options was $83 million and is expected to be recognized over the remaining weighted-average service period of 2.5 years.

Restricted Stock Units

The majority of our RSU awards have a requisite service period of four years. We reflect RSUs as issued and outstanding shares of common stock when such units vest. The following table summarizes RSU activity as of December 31, 2023:

	RSU (in millions)	Weighted- Average Grant Date Fair Value (per share)

Outstanding balance as of December 31, 2022	31	$22.11
Granted	15	18.58
Vested	(10)	21.61
Forfeited	(3)	21.72
Outstanding balance as of December 31, 2023	33	$20.70
Expected to vest as of December 31, 2023	29	20.74

The weighted average grant-date fair value per share of RSUs granted during the years ended December 31, 2022 and 2021 was $18.40 and $29.80, respectively. The fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $208 million, $108 million, and $1 million, respectively.

As of December 31, 2023, total unrecognized stock-based compensation expense related to the RSUs was $490 million and is expected to be recognized over the remaining weighted-average service period of 2.8 years.

Secondary Sales and Tender Offer

During the year ended December 31, 2021, secondary investors purchased shares of common stock from certain employees. Stock-based compensation expense related to these transactions totaled $46 million, representing amounts paid in excess of then current fair value.

13. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

	Year Ended December 31,
	2023	2022
Deferred revenue, beginning of year	$46	$56
Deferred revenue, end of period	$41	$46

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$42	$51

Deferred revenue includes amounts classified within other long-term liabilities on our Consolidated Balance Sheets.

As of December 31, 2023, $678 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue on approximately $618 million of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$82	$55
Capitalization of sales commissions costs	107	71
Amortization of sales commissions costs	(62)	(44)
Ending balance	$127	$82

Deferred contract acquisition costs are classified within other current assets (Note 10) and other non-current assets, respectively.

14. Income Taxes

The components of income (loss) before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$(258)	$(286)	$(493)
Foreign	14	9	3
Total loss before income taxes	$(244)	$(277)	$(490)

The components of income tax (expense) benefit for the years ended December 31, 2023, 2022, and 2021, were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current state	$(1)	$(1)	$—
Current foreign	(2)	(2)	—
Current tax (expense) benefit	(3)	(3)	—
Deferred federal	1	4	2
Deferred state	—	1	1
Deferred tax (expense) benefit	1	5	3
Total income tax (expense) benefit	$(2)	$2	$3

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$196	$160
Stock-based compensation expense	40	34
Credit carryforward	62	42
Accrued expenses and reserves	49	28
Charitable contributions	10	8
Deferred revenue	2	2
Depreciation	—	1
Capitalized R&D	77	57
Inventory reserve	—	2
Lease liability	11	23
Total deferred tax assets	447	357
Valuation allowance	(397)	(310)
Net deferred tax assets	50	47
Deferred tax liabilities:
Depreciation	(2)	—
Amortization	(7)	(8)
Capitalized contract acquisition costs	(32)	(21)
Right-of-use asset	(9)	(18)
Total deferred tax liabilities	(50)	(47)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our effective tax rate to the United States federal income tax rate were as follows:

	December 31,
	2023	2022	2021
Tax provision at statutory rate	21.0%	21.0%	21.0%
State tax—net of federal	5.4%	7.8%	1.2%
Permanent items - Other	(1.8)%	(1.5)%	(0.6)%
Warrants	0.3%	7.3%	(4.2)%
Convertible debt extinguishment	—%	—%	(1.5)%
Research and development credits	6.5%	4.6%	1.0%
Stock-based compensation expense	3.1%	(1.0)%	(0.8)%
Derivative liability	—%	—%	(5.6)%
Change in valuation allowance	(35.3)%	(37.5)%	(10.0)%
Effective Tax Rate	(0.8)%	0.6%	0.5%

During the year ended December 31, 2023, we recorded an income tax expense of $2 million, which is primarily attributable to U.S. state tax expense and the tax expense recorded on the earnings of our profitable foreign subsidiaries, partially offset by a non-recurring benefit of $1 million for the release of a portion of our valuation allowance. The valuation allowance release was due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Toast deferred tax assets as a result of the Delphi acquisition.

Management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and has determined that it is more likely than not that we will not recognize the benefits of our deferred tax assets and, as a result, a full valuation allowance has been retained against our net deferred tax assets as of December 31, 2023. The valuation allowance increased by $87 million, $104 million and $52 million during the years ended December 31, 2023, 2022 and 2021, respectively, primarily due to the operating losses incurred and tax credits generated during each year.

As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $720 million which may be able to offset future income tax liabilities. Of the federal net operating loss carryforward $635 million has an indefinite carryforward period, and $85 million will expire at various dates through 2037. As of December 31, 2023, we had U.S. state net operating loss carryforwards of $773 million, of which $641 million begin to expire in 2032 and the remaining $132 million do not expire. As of December 31, 2023, we had U.S. federal tax credit carryforwards of $45 million which expire between 2034 and 2043. As of December 31, 2023 we had U.S. state tax credit carryforwards of $21 million which expire between 2031 and 2038.

Ownership changes, as defined in the Internal Revenue Code Section 382, could limit the amount of U.S. net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. The Company has completed a historical ownership change analysis and while it has experienced ownership changes in the past none of its existing federal and state tax attributes are subject to historical limitations that are expected to materially limit their utilization. The company's ability to utilize its federal and state attributes could be limited by ownership changes that may occur in the future.

As of December 31, 2023, 2022, and 2021, we had immaterial tax reserves for uncertain tax positions, none of which would impact the effective tax rate if recognized. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, 2022, and 2021, we have accrued and recognized immaterial interest or penalties related to uncertain tax positions.

We file income tax returns in the United States (federal, and various state jurisdictions), as well as various foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2023. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities until utilized in a future period.

As of December 31, 2023, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from unremitted earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside of the U.S. Due to a recent launch of foreign operations that remain insignificant to our overall activities, the amount of unrecognized basis difference is not material as of December 31, 2023.

15. Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted-average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, shares under our ESPP, and warrants to purchase common stock (as applicable), during periods we generate net income, or when income is recognized related to changes in fair value of our warrant liability.

For the years ended December 31, 2023 and 2022, we recorded a gain on fair value remeasurement of our warrant liability which was added back to net loss to adjust for the incremental dilutive shares using the treasury stock method. We adjusted the weighted average shares outstanding for the incremental dilutive shares using the treasury stock method. During the year ended December 31, 2021, we recorded a loss on fair value remeasurement of our warrant liability, which was excluded from the calculation of diluted earnings per share due to its antidilutive effect.

The following table sets forth the computation of net loss per share attributable to common stockholders (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders- basic	$(246)	$(275)	$(487)
Gain on change in fair value of warrant liability	3	95	—
Net loss attributable to common stockholders- diluted	$(249)	$(370)	$(487)
Denominator:
Weighted-average shares of common stock outstanding -basic	532	512	290
Effect of dilutive securities:
Warrants to purchase Class B common stock	1	—	—
Weighted-average shares of common stock outstanding - diluted	533	512	290
Net loss per share attributable to common stockholders - basic	$(0.46)	$(0.54)	$(1.68)
Net loss per share attributable to common stockholders - diluted	$(0.47)	$(0.72)	$(1.68)

We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an antidilutive effect for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Options to purchase Class A common stock, Class B common stock, and common stock	48	54	59
Unvested restricted stock	1	3	4
Unvested restricted stock units	33	31	15
Warrants to purchase Class B common stock and common stock and preferred stock (as if converted to warrants to purchase common stock)	—	—	8
Total	82	88	86

Potential shares issuable based on the contingent conversion features under the Convertible Notes prior to their repayment were also excluded from the computation of diluted net loss per share because the number of shares issuable was contingent on the enterprise value of the business and number of shares outstanding at the time of conversion, and such shares would be antidilutive as of December 31, 2021.

16. Segment Information

We have significant operations in the United States, Ireland, and India. We did not earn material revenue in any country other than the United States during the years ended December 31, 2023, 2022, and 2021.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2023	2022
United States	$99	$122
Ireland	7	10
India	4	5
Other	1	1
Total long-lived assets	$111	$138

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to specific countries are based upon the country in which the asset is located.

17. Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to reasonable estimates. As of December 31, 2023 and December 31, 2022, we do not expect any claims with a reasonably possible adverse outcome to have a material impact to us, and accordingly, have not accrued for any material claims.

18. Subsequent Events (unaudited)

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. As part of this Restructuring Plan, we expect to incur restructuring and restructuring-related charges of approximately $45 to $55 million, primarily related to severance and severance related costs and certain other costs related to facilities. We expect to complete the Restructuring Plan by the end of fiscal year 2024 and expect to incur substantially all of these charges in the first quarter of fiscal year 2024.

In February 2024, we also announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, together with management, have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Principal Executive Officer and Principal Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon such evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

We disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that we identified a material weakness in our internal control related to ineffective information technology general controls, or ITGCs, in the area of user access over certain information technology, or IT, systems that support our revenue financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also ineffective as of December 31, 2022.

During the fiscal year ended December 31, 2023, management implemented our previously disclosed remediation plan that included: (i) creating and filling an IT Compliance Oversight function; (ii) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (iii) increasing the extent of oversight and verification checks included in operation of user access controls and processes; (iv) deploying additional tools to support administration of user access; and (v) enhancing quarterly management reporting on the remediation measures to the Audit Committee of our Board. During the fourth quarter of fiscal 2023, we completed our testing of the operating effectiveness of the controls and concluded that they were effective as of December 31, 2023, and that the previously identified material weakness has been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

(c) On December 14, 2023, Elena Gomez, our Chief Financial Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. Ms. Gomez's Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 91,664 shares of our Class A common stock pursuant to the terms of the plan. Ms. Gomez's Rule 10b5-1 trading plan expires on March 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On December 14, 2023, Jonathan Vassil, our Chief Revenue Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Vassil's Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 300,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Vassil's Rule 10b5-1 trading plan expires on August 30, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On December 1, 2023, Aman Narang, our co-founder and board member, serving then as our Chief Operating Officer and currently as our Chief Executive Officer, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1 under the Exchange Act, which was adopted on February 24, 2023 with an original expiration date of October 16, 2024. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). Mr. Narang’s pre-arranged stock trading plan provided for the sale of up to 5,446,666 shares of our Class A common stock pursuant to the terms of the plan, an aggregate of 248,509 shares were sold during the time period from February 24, 2023 through December 1, 2023.

During the fiscal quarter ended December 31, 2023, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40819), filed with the Securities and Exchange Commission on September 27, 2021).

3.2
Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-40819), filed with the Securities and Exchange Commission on May 10, 2023).

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

10.3*#	2021 Stock Option and Incentive Plan, and forms of award agreements thereunder.
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

10.6#
Toast, Inc. Chief Executive Officer Severance Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40819), filed with the Securities and Exchange Commission on September 5, 2023).

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

10.11
Amendment Agreement dated as of March 2, 2023, relating to the Revolving Credit and Guaranty Agreement, dated June 8, 2021, by and among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, (File No. 001-40819), filed with the Securities and Exchange Commission on May 10, 2023.

10.12†
Agreement for Termination of Lease and Voluntary Surrender of Premises, dated May 4, 2023, by and between the Registrant and ARE-MA Region No. 88 Tenant, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40819) filed with the Securities and Exchange Commission on May 8, 2023).

10.13†
Sublease Agreement, effective as of August 7, 2023, by and between the registrant and GOTO GROUP, INC., (as successor-in-interest to LogMeIn, Inc.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40819), filed with the Securities and Exchange Commission on November 8, 2023.

10.14†
Amendment to the Agreement for Termination of Lease and Voluntary Surrender of Premises, dated September 28, 2023, by and between the Registrant and ARE-MA Region No. 88 Tenant, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40819), filed with the Securities and Exchange Commission on November 8, 2023.

10.15*#	Toast, Inc. Deferred Compensation Program.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Toast, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on February 27, 2024.

TOAST, INC.

By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aman Narang and Elena Gomez, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual's substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aman Narang	Chief Executive Officer, Co-Founder, and Director	February 27, 2024
Aman Narang

/s/ Elena Gomez	Chief Financial Officer	February 27, 2024
Elena Gomez

/s/ Michael Matlock	Chief Accounting Officer	February 27, 2024
Michael Matlock

/s/ Paul Bell	Director	February 27, 2024
Paul Bell

/s/ Kent Bennett	Director	February 27, 2024
Kent Bennett

/s/ Susan E. Chapman-Hughes	Director	February 27, 2024
Susan E. Chapman-Hughes

/s/ Christopher P. Comparato	Director	February 27, 2024
Christopher P. Comparato

/s/ Stephen Fredette	Co-President, Co-Founder, and Director	February 27, 2024
Stephen Fredette

/s/ Mark Hawkins	Chair of the Board, Director	February 27, 2024
Mark Hawkins

/s/ Hilarie Koplow-McAdams	Director	February 27, 2024
Hilarie Koplow-McAdams

/s/ Deval L. Patrick	Director	February 27, 2024
Deval L. Patrick

/s/ David Yuan	Director	February 27, 2024
David Yuan