Form 10-Q
period 2024-03-31
Toast, Inc.
filed 2024-05-08
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40819
Toast, Inc.
(Exact name of registrant as specified in its charter)

Delaware		45-4168768
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

333 Summer Street
Boston,	Massachusetts	02210
(Address of principal executive offices)		(Zip code)
(617) 297-1005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.000001 per share	TOST	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 453 million shares of Class A common stock and 102 million shares of Class B common stock as of May 2, 2024.

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
•our ability to prevent and successfully remediate material weaknesses, if any, in internal controls over financial reporting;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors listed or described from time to time in our filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$578	$605
Marketable securities	537	519
Accounts receivable, net	86	69
Inventories, net	120	118
Other current assets	330	259
Total current assets	1,651	1,570
Property and equipment, net	82	75
Operating lease right-of-use assets	34	36
Intangible assets, net	25	26
Goodwill	113	113
Restricted cash	57	55
Other non-current assets	90	83
Total non-current assets	401	388
Total assets	$2,052	$1,958
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$49	$32
Deferred revenue	50	39
Accrued expenses and other current liabilities	614	592
Total current liabilities	713	663
Warrants to purchase common stock	100	64
Operating lease liabilities	30	33
Other long-term liabilities	6	4
Total liabilities	849	764
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock - par value $0.000001; 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value: Class A - 7,000 shares authorized; 450 and 429 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively Class B - 700 shares authorized; 102 and 114 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive loss	(1)	—
Additional paid-in capital	2,910	2,817
Accumulated deficit	(1,706)	(1,623)
Total stockholders’ equity	1,203	1,194
Total liabilities and stockholders’ equity	$2,052	$1,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription services	$151	$107
Financial technology solutions	873	673
Hardware and professional services	51	39
Total revenue	1,075	819
Costs of revenue:
Subscription services	50	36
Financial technology solutions	683	523
Hardware and professional services	92	85
Amortization of acquired intangible assets	1	1
Total costs of revenue	826	645
Gross profit	249	174
Operating expenses:
Sales and marketing	107	99
Research and development	83	85
General and administrative	74	82
Restructuring expenses	41	—
Total operating expenses	305	266
Loss from operations	(56)	(92)
Other income (expense):
Interest income, net	10	8
Change in fair value of warrant liability	(36)	3
Loss before income taxes	(82)	(81)
Income tax expense	(1)	—
Net loss	$(83)	$(81)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.15)
Diluted	$(0.15)	$(0.16)
Weighted-average shares used in computing net loss per share:
Basic	547	524
Diluted	547	525
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(83)	$(81)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	(1)	2
Total other comprehensive income (loss)	(1)	2
Comprehensive loss	$(84)	$(79)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balances at December 31, 2023	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	28	—	—	28
Stock-based compensation	69	—	—	69
Share repurchases	(4)	—	—	(4)
Other comprehensive loss, net of tax	—	—	(1)	(1)
Net loss	—	(83)	—	(83)
Balances at March 31, 2024	$2,910	$(1,706)	$(1)	$1,203

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balances at December 31, 2022	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock under equity plans	11	—	—	11
Stock-based compensation	67	—	—	67
Issuance of stock in connection with business combination	1	—	—	1
Other comprehensive gain, net of tax	—	—	2	2
Net loss	—	(81)	—	(81)
Balances at March 31, 2023	$2,556	$(1,458)	$—	$1,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(83)	$(81)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	6
Stock-based compensation expense	66	63
Amortization of deferred contract acquisition costs	19	14
Change in fair value of warrant liability	36	(3)
Credit loss expense	15	13
Other non-cash items	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(22)	(20)
Other current assets	(19)	(6)
Deferred contract acquisition costs	(30)	(24)
Inventories, net	(2)	(1)
Accounts payable	16	6
Accrued expenses and other current liabilities	(37)	(20)
Deferred revenue	11	3
Other assets and liabilities	1	(4)
Net cash used in operating activities	(20)	(55)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(9)
Capital expenditures	(13)	(10)
Purchases of marketable securities	(145)	(176)
Proceeds from the sale of marketable securities	18	7
Maturities of marketable securities	111	147
Other investing activities	—	(1)
Net cash used in investing activities	(29)	(42)
Cash flows from financing activities:
Change in customer funds obligations, net	49	37
Proceeds from issuance of common stock	28	11
Repurchases of Class A common stock	(4)	—
Net cash provided by financing activities	73	48
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	24	(49)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	747	635
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$771	$586
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$578	$451
Cash held on behalf of customers	136	99
Restricted cash	57	36
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$771	$586
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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024 or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Annual Report. As of March 31, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

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

2. Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$147	$—	$—	$147
Commercial paper	—	37	—	37
Certificates of deposit	—	13	—	13
Corporate bonds	—	102	—	102
U.S. government agency securities	—	17	—	17
Treasury securities	—	225	—	225
Asset-backed securities	—	143	—	143
	$147	$537	$—	$684
Liabilities:
Warrants to purchase common stock	$—	$—	$100	$100
	$—	$—	$100	$100

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$267	$—	$—	$267
Commercial paper	—	53	—	53
Certificates of deposit	—	29	—	29
Corporate bonds	—	80	—	80
U.S. government agency securities	—	37	—	37
Treasury securities	—	213	—	213
Asset-backed securities	—	107	—	107
	$267	$519	$—	$786
Liabilities:
Warrants to purchase common stock	$—	$—	$64	$64
	$—	$—	$64	$64
During the three months ended March 31, 2024, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

Marketable Securities

The fair values of marketable securities by contractual maturities at March 31, 2024 were as follows (in millions):

March 31, 2024
Due within 1 year	$284
Due after 1 year through 5 years	247
Due after 5 years and thereafter	6
Total marketable securities	$537

Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.4%	4.0%
Contractual term (in years)	3	3
Expected volatility	66.9%	63.8%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.16

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2023	$64
Change in fair value	36
Balance as of March 31, 2024	$100

3. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$29	$14
Credit loss expense	11	12
Reductions due to loan purchase	(14)	(7)
Ending balance	$26	$19

As of March 31, 2024 and December 31, 2023, the balance of the non-contingent stand-ready liability was $11 million.

As of March 31, 2024 and December 31, 2023, $57 million and $55 million, respectively, were classified as restricted cash on the condensed consolidated balance sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Lessee Arrangements

The components of lease expense were as follows for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$3	$4
Variable lease expense	1	1
Total	$4	$5

Operating lease expense reflects the non-cash amortization of right-of-use-assets.

The following table summarizes supplemental cash flow information related to operating leases during the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3	$4
Supplemental non-cash amounts of increases in lease liabilities from obtaining right-of-use assets/ (decreases) of lease liabilities from lease terminations and modifications	—	1

5. Other Balance Sheet Information

Accounts Receivable, net (in millions)

	March 31, 2024	December 31, 2023
Accounts receivable	$60	$57
Unbilled receivables	39	23
Less: Allowance for credit losses	(13)	(11)
Accounts receivable, net	$86	$69
Our allowance for credit losses was comprised of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$(11)	$(12)
Additions	(5)	—
Write offs	3	3
Ending balance	$(13)	$(9)

Other Current Assets (in millions)

	March 31, 2024	December 31, 2023
Cash held on behalf of customers	$136	$87
Other receivables	71	58
Deferred contract acquisition costs	64	60
Prepaid expenses	33	24
Other	26	30
	$330	$259

Accrued expenses and current liabilities (in millions)

	March 31, 2024	December 31, 2023
Accrued transaction-based costs	$269	$253
Customer funds obligation	136	87
Accrued expenses	74	68
Accrued payroll and bonus	35	78
Contingent liability for expected credit losses	26	29
Accrued commissions	18	25
Operating lease liability	11	11
Other	45	41
	$614	$592

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Three Months Ended March 31, 2024
Deferred revenue, beginning of year	$41
Deferred revenue, end of period	52

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$29
As of March 31, 2024, approximately $688 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $643 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs (in millions):

Three Months Ended March 31, 2024
Beginning balance	$127
Capitalization of sales commissions costs	30
Amortization of sales commissions costs	(19)
Ending balance	$138

Amortization expense attributable to deferred contract acquisition costs was $14 for the three months ended March 31, 2023.

7. Stockholders’ Equity

Shares of Stock

The following table shows the changes in Class A and Class B shares of common stock (in millions):

Three Months Ended March 31, 2024
Class A and B Common Stock (in shares)
Balance, beginning of period	543
Issuance of common stock under equity plans	9
Balance, end of period	552

Stock-Based Compensation
Stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023, is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Costs of revenue	$10	$10
Sales and marketing	11	13
Research and development	18	21
General and administrative	17	19
Restructuring	10	—
	$66	$63

Stock-based compensation of $3 million was capitalized as software development costs for 3 months ended March 31, 2024 and 2023.

Stock Options
The following is a summary of stock option activity under our stock option plans for the three months ended March 31, 2024:

(in millions, except per share amounts)	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions) (1)

Outstanding as of December 31, 2023	48	$7.07
Granted	2	24.65
Exercised	(6)	3.78
Forfeited	(1)	10.37
Outstanding as of March 31, 2024	43	$8.13
Options vested and expected to vest as of March 31, 2024	41	$7.84	6.1	$706
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of March 2024, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2024 was $102 million.

As of March 31, 2024, total unrecognized stock-based compensation expense related to option awards was $89 million and is expected to be recognized over the remaining weighted-average service period of 2.7 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSU, activity during the three months ended March 31, 2024:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2023	33	$20.70
Granted	6	$24.25
Vested	(3)	$21.43
Forfeited	(4)	$21.26
Outstanding balance as of March 31, 2024	32	$21.20
Expected to vest, as of March 31, 2024	28	$21.19

The fair value of RSUs vested during the three months ended March 31, 2024 was $57 million.
As of March 31, 2024, total unrecognized stock-based compensation expense related to the RSUs was $500 million and is expected to be recognized over the remaining weighted-average service period of 2.9 years.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares in our Class A common stock, in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

During the three months ended March 31, 2024, we repurchased $4 million in Class A common stock. At March 31, 2024, approximately $246 million remained authorized for repurchase under our share repurchase program.

8. Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $41 million during the three months ended March 31, 2024, recorded within restructuring expenses on our Condensed Consolidated Statements of Operations, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of March 31, 2024, accrued restructuring expenses were immaterial. We expect total costs of approximately $45 to $50 million to be incurred in connection with this Restructuring Plan and for the costs to be fully captured by the end of fiscal year 2024.

9. Income Taxes
Our effective income tax rate was (1.4)% and (0.2)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets, along with the release of a portion of our valuation allowance in the three months ended March 31, 2023 as a result of an acquisition.
The income tax expense was $1 million and $0 million for the three months ended March 31, 2024 and 2023, respectively. The change in the provision is primarily driven by changes in the provision recorded on the earnings of our non-US subsidiaries and a non-recurring benefit recognized in the three months ended March 31, 2023 from the acquisition of Delphi of $1 million.

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

During the three months ended March 31, 2024, we recorded a loss on fair value remeasurement of our warrant liability, which was excluded from the calculation of diluted earnings per share due to its anti-dilutive effect.

During the three months ended March 31, 2023, we recorded a gain on fair value remeasurement of warrant liabilities, which was added back to net loss to adjust for the dilutive impact of the warrants. We adjusted the weighted-average shares outstanding for the incremental dilutive shares using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss, basic	$(83)	$(81)
Gain on change in fair value of warrant liability	—	3
Net loss, diluted	$(83)	$(84)
Denominator:
Weighted-average shares of common stock outstanding—basic	547	524
Effect of dilutive securities:
Warrants to purchase Class B common stock	—	1
Weighted-average shares of common stock outstanding—diluted	547	525
Net loss per share, basic	$(0.15)	$(0.15)
Net loss per share, diluted	$(0.15)	$(0.16)
We excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Options to purchase Class A common stock and Class B common stock	43	53
Unvested restricted stock	—	2
Unvested restricted stock units	32	38
Warrants to purchase Class B common stock	7	—
	82	93

11. Commitments and Contingencies

Legal Proceedings
From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to reasonable estimates. We do not expect any claims with a reasonably possible adverse outcome to have a material impact on us, and, accordingly, have not accrued for any material claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, if applicable. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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
As of March 31, 2024, approximately 112,000 Locations, an increase of 32% year over year, processing approximately $134 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

Since our founding, we have translated our love for restaurants into a commitment to innovation and digital transformation for the restaurant industry. As we have expanded our platform, launched new products, and added new partners over time, we have rapidly grown the number of restaurant Locations on the Toast platform.
Seasonality

We experience seasonality in our financial technology solutions revenue, which is largely driven by the level of Gross Profit Volume, or GPV, processed through our platform. For example, customers typically have greater sales during the warmer months, though this effect varies regionally, and customer sales can be impacted by seasonal needs of our customers (which may also impact the total number of Toast Processing Locations in such a period that contributes to our GPV). As a result, our financial technology solutions revenue per Toast Processing Location has historically been stronger in the second and third quarters. We believe that financial technology solutions revenue from both existing and potential future products will continue to represent a significant proportion of our overall revenue mix, and seasonality will continue to impact our results of operations.

Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(dollars in billions)	2024	2023	% Growth
Gross Payment Volume (GPV)(1)	$34.7	$26.7	30%

	As of March 31,
(dollars in millions)	2024	2023	% Growth
Annualized Recurring Run-Rate (ARR)	$1,305	$987	32%
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

Results of Operations
Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Subscription services	$151	$107	$44	41%
Financial technology solutions	873	673	200	30%
Hardware and professional services	51	39	12	31%
Total revenue	$1,075	$819	$256	31%
The increase in subscription services revenue during the three months ended March 31, 2024 was attributable to growth in restaurant Locations on the Toast platform and the continued increase in product adoption.
The increase in financial technology solutions revenue during the three months ended March 31, 2024 was attributable to the increase in restaurant Locations on the Toast platform.
Costs of Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Subscription services	$50	$36	$14	39%
Financial technology solutions	683	523	160	31%
Hardware and professional services	92	85	7	8%
Amortization of acquired technology and customer assets	$1	$1	$—	—%
Total costs of revenue	$826	$645	$181	28%
The increase in subscription services costs during the three months ended March 31, 2024 was attributable to an increase in employee-related costs.

The increase in financial technology solutions costs during the three months ended March 31, 2024 was due to an increase in GPV.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Sales and marketing	$107	$99	$8	8%

The increase in sales and marketing expenses during the three months ended March 31, 2024 was attributable to an increase in employee-related costs.
Research and Development

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Research and development	$83	$85	$(2)	(2)%
Research and development expenses remained approximately flat during the three months March 31, 2024 as compared to the three months ended March 31, 2023.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
General and administrative	$74	$82	$(8)	(10)%

The decrease in general and administrative expenses during the three months ended March 31, 2024 was attributable to a decrease in employee-related costs.
Restructuring Expenses

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Restructuring expenses	$41	$—	$41	N/M
N/M - Not meaningful

Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the February 2024 Restructuring Plan, substantially all of which relates to severance benefits of approximately $30 million and approximately $10 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Income, Net

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Interest income, net	$10	$8	$2	25%
The increase in interest income, net during the three months ended March 31, 2024 was attributable to higher interest income generated on our financial instruments.
Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	Amount	%
Change in fair value of warrant liability	$(36)	$3	$(39)	N/M

The change in fair value of warrant liability for the three months ended March 31, 2024 was attributable to an increase in the value of the common stock underlying the outstanding warrants at the end of period compared to the beginning of the period.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net loss	$(83)	$(81)
Stock-based compensation expense and related payroll tax	62	68
Depreciation and amortization	10	6
Interest income, net	(10)	(8)
Change in fair value of warrant liability	36	(3)
Restructuring and restructuring-related expenses(1)	41	—
Acquisition expenses	—	1
Income tax expense	1	—
Adjusted EBITDA	$57	$(17)
(1) Restructuring and restructuring-related expenses include $30 million of severance benefits, $10 million of stock-based compensation expense, and $1 million of accelerated depreciation related to facilities.

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

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue:
Subscription services	$151	$107
Financial technology solutions	873	673
Costs of Revenue:
Subscription services	50	36
Financial technology solutions	683	523
Subscription Services and Financial Technology Solutions Gross Profit (GAAP)	$291	$221

	Three Months Ended March 31,
(in millions)	2024	2023
Subscription Services and Financial Technology Solutions Gross Profit (GAAP)	$291	$221
Stock-based compensation expense and related payroll tax	5	5
Depreciation and amortization	7	3
Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit (Non-GAAP)	$303	$229

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

The following table presents a reconciliation of net cash used in operating activities to free cash flow for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(20)	$(55)
Capital expenditures	(13)	(10)
Free cash flow	$(33)	$(65)
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	March 31, 2024 (1)	December 31, 2023 (2)
Cash and cash equivalents	$578	$605
Marketable securities	537	519
Cash and cash equivalents and marketable securities	$1,115	$1,124
Available credit facility	$330	$330
Total	$1,445	$1,454
(1) Excludes $136 million of cash held on behalf of customers and $57 million of restricted cash
(2) Excludes $87 million of cash held on behalf of customers and $55 million of restricted cash

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(20)	$(55)
Net cash used in investing activities	(29)	(42)
Net cash provided by financing activities	73	48
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	$24	$(49)

Cash, cash equivalents and marketable securities

The net decrease in cash, cash equivalents and marketable securities was primarily due to cash used in operating activities of $22 million (which excludes changes in the balance of restricted cash) and $13 million in cash outflows related to capital expenditures. This was partially offset by proceeds of $28 million generated from the issuance of common stock. Cash used in operating activities was driven by our net loss of $83 million, which includes restructuring and restructuring-related charges of $41 million during the three months ended March 31, 2024, and a use of cash for working capital, primarily driven by higher deferred contract acquisition costs, resulting, in part, from continued growth in Locations.

During the three months ended March 31, 2024, the decrease in net cash used in operating activities as compared to three months ended March 31, 2023, was driven by an increase in non-cash adjustments, which was attributable to the loss recognized on the change in fair value of our warrant liability, driven by an increase in our stock price, and a higher use of cash for working capital. This was partially offset by cash severance charges paid in connection with the February 2024 Restructuring Plan. The increase in net cash provided by financing activities during the three months ended March 31, 2024 was driven by higher proceeds from the issuance of common stock related to exercises of stock options and an increase in the change in customer funds obligations held as compared to the three months ended March 31, 2023. The primary sources of cash used in investing activities remained materiality consistent during the three months ended March 31, 2024 and 2023.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K.

Debt
During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace LIBOR with SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. As of March 31, 2024 and December 31, 2023, total available funds under the 2021 Facility were $330 million and no amounts were drawn or outstanding. In addition, as of March 31, 2024 and December 31, 2023, there were $5 million in letters of credit outstanding.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three months ended March 31, 2024, we repurchased 0.2 million shares of our Class A common stock for an aggregate amount of $4 million.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock units, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of March 31, 2024 our fully diluted share count was as follows:

(shares) (in millions)	Three Months Ended March 31, 2024 (1)
Class A and B common stock issued and outstanding	552
Options to purchase Class A common stock and Class B common stock	43
Unvested restricted stock units	32
Warrants to purchase Class B common stock	7
Total fully diluted share count	634
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method

For further information see Note 7, “Stockholders’ Equity" and Note 10, “Net Loss Per Share Attributable to Common Stockholders” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.

Other Capital Requirements

Expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 31, 2024, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2023 Annual Report on Form 10-K and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates, as well as credit risk on accounts receivable and our loan servicing activities. Our exposure to market and credit risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
Our purchases of our common stock in the first quarter of fiscal year 2024 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(in thousands)		(in thousands)	(in millions)
January 1, 2024 to January 31, 2024	—	$—	—	—
February 1, 2024 to February 29, 2024	—	$—	—	250
March 1, 2024 to March 31, 2024	164	$24.19	164	246
Total	164	$24.19	164

(1) Average Price Paid Per Share excludes cash paid for commissions.

(2) On February 15, 2024, we announced the authorization of a share repurchase program for the repurchase of shares in our Class A common stock, in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) On February 26, 2024, Brian Elworthy, our General Counsel and Corporate Secretary, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Elworthy’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 300,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Elworthy’s Rule 10b5-1 trading plan expires on November 29, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On March 1, 2024, Christopher P. Comparato, our board member, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Comparato’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 790,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Comparato’s Rule 10b5-1 trading plan expires on December 31, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended March 31, 2024, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

TOAST, INC.
(Registrant)

May 7, 2024	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

May 7, 2024	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

May 7, 2024	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer (Principal Accounting Officer)