Form 10-Q
period 2024-06-30
Toast, Inc.
filed 2024-08-07
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 461 million shares of Class A common stock and 101 million shares of Class B common stock as of August 1, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$691	$605
Marketable securities	528	519
Accounts receivable, net	101	69
Inventories, net	110	118
Other current assets	309	259
Total current assets	1,739	1,570
Property and equipment, net	90	75
Operating lease right-of-use assets	33	36
Intangible assets, net	23	26
Goodwill	113	113
Restricted cash	58	55
Other non-current assets	99	83
Total non-current assets	416	388
Total assets	$2,155	$1,958
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$33	$32
Deferred revenue	62	39
Accrued expenses and other current liabilities	641	592
Total current liabilities	736	663
Warrants to purchase common stock	101	64
Operating lease liabilities	29	33
Other long-term liabilities	6	4
Total liabilities	872	764
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock - par value $0.000001; 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value: Class A - 7,000 shares authorized; 458 and 429 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively Class B - 700 shares authorized; 102 and 114 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive loss	(1)	—
Additional paid-in capital	2,976	2,817
Accumulated deficit	(1,692)	(1,623)
Total stockholders’ equity	1,283	1,194
Total liabilities and stockholders’ equity	$2,155	$1,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription services	$166	$121	$318	$227
Financial technology solutions	1,023	808	1,896	1,482
Hardware and professional services	53	49	104	88
Total revenue	1,242	978	2,318	1,797
Costs of revenue:
Subscription services	53	39	103	75
Financial technology solutions	806	631	1,488	1,155
Hardware and professional services	96	99	188	183
Amortization of acquired intangible assets	1	1	2	2
Total costs of revenue	956	770	1,781	1,415
Gross profit	286	208	537	382
Operating expenses:
Sales and marketing	115	100	222	199
Research and development	87	92	169	177
General and administrative	75	96	149	179
Restructuring expenses	4	—	46	—
Total operating expenses	281	288	586	555
Income (loss) from operations	5	(80)	(49)	(173)
Other income (expense):
Interest income, net	10	9	20	17
Change in fair value of warrant liability	(1)	(26)	(37)	(23)
Other income (expense), net	—	—	(1)	1
Income (loss) before taxes	14	(97)	(67)	(178)
Income tax expense	—	(1)	(2)	(1)
Net income (loss)	$14	$(98)	$(69)	$(179)
Earnings (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.19)	$(0.13)	$(0.34)
Diluted	$0.02	$(0.19)	$(0.13)	$(0.34)
Weighted-average shares used in computing earnings (loss) per share:
Basic	556	529	552	527
Diluted	587	529	552	527
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$14	$(98)	$(69)	$(179)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax effect of $0	—	(2)	(1)	—
Total other comprehensive loss	—	(2)	(1)	—
Comprehensive income (loss)	$14	$(100)	$(70)	$(179)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended June 30, 2024

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balances at March 31, 2024	$2,910	$(1,706)	$(1)	$1,203
Issuance of common stock under equity plans	27	—	—	27
Stock-based compensation	71	—	—	71
Share repurchases	(32)	—	—	(32)
Net income	—	14	—	14
Balances at June 30, 2024	$2,976	$(1,692)	$(1)	$1,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended June 30, 2023

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balances at March 31, 2023	$2,556	$(1,458)	$—	$1,098
Issuance of common stock upon net exercise of common stock warrants	1	—	—	1
Issuance of common stock under equity plans	6	—	—	6
Stock-based compensation	74	—	—	74
Other comprehensive loss, net of tax	—	—	(2)	(2)
Net loss	—	(98)	—	(98)
Balances at June 30, 2023	$2,637	$(1,556)	$(2)	$1,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Six Months Ended June 30, 2024

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balances at December 31, 2023	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	55	—	—	55
Stock-based compensation	140	—	—	140
Share repurchases	(36)	—	—	(36)
Other comprehensive loss, net of tax	—	—	(1)	(1)
Net loss	—	(69)	—	(69)
Balances at June 30, 2024	$2,976	$(1,692)	$(1)	$1,283

The accompanying notes are an integral part of these condensed consolidated financial statements.
TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Six Months Ended June 30, 2023

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balances at December 31, 2022	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock upon net exercise of common stock warrants	1	—	—	1
Issuance of common stock under equity plans	17	—	—	17
Stock-based compensation	141	—	—	141
Issuance of stock in connection with business combination	1	—	—	1
Net loss	—	(179)	—	(179)
Balances at June 30, 2023	$2,637	$(1,556)	$(2)	$1,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(69)	$(179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23	14
Stock-based compensation expense	133	135
Amortization of deferred contract acquisition costs	38	28
Change in fair value of warrant liability	37	23
Credit loss expense	32	25
Asset impairments	1	15
Other non-cash items	(3)	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(45)	(42)
Other current assets	(14)	(3)
Deferred contract acquisition costs	(63)	(50)
Inventories, net	8	4
Accounts payable	2	12
Accrued expenses and other current liabilities	1	24
Deferred revenue	24	7
Operating lease right-of-use assets and operating lease liabilities, net	—	1
Other assets and liabilities	(1)	(6)
Net cash provided by (used in) operating activities	104	(5)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(9)
Capital expenditures	(29)	(21)
Purchases of marketable securities	(276)	(351)
Proceeds from the sale of marketable securities	53	13
Maturities of marketable securities	219	315
Other investing activities	—	(1)
Net cash used in investing activities	(33)	(54)
Cash flows from financing activities:
Change in customer funds obligations, net	28	31
Proceeds from issuance of common stock	55	15
Repurchases of Class A common stock	(36)	—
Net cash provided by financing activities	47	46
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	118	(13)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	747	635
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$864	$622
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$691	$488
Cash held on behalf of customers	115	91
Restricted cash	58	43
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$864	$622
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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024 or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Annual Report. As of June 30, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

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

2. Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$264	$—	$—	$264
Commercial paper	—	34	—	34
Corporate bonds	—	89	—	89
U.S. government agency securities	—	11	—	11
Treasury securities	—	231	—	231
Asset-backed securities	—	163	—	163
	$264	$528	$—	$792
Liabilities:
Warrants to purchase common stock	$—	$—	$101	$101
	$—	$—	$101	$101

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$267	$—	$—	$267
Commercial paper	—	53	—	53
Certificates of deposit	—	29	—	29
Corporate bonds	—	80	—	80
U.S. government agency securities	—	37	—	37
Treasury securities	—	213	—	213
Asset-backed securities	—	107	—	107
	$267	$519	$—	$786
Liabilities:
Warrants to purchase common stock	$—	$—	$64	$64
	$—	$—	$64	$64
During the six months ended June 30, 2024, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

Marketable Securities

The fair values of marketable securities by contractual maturities at June 30, 2024 were as follows (in millions):

June 30, 2024
Due within 1 year	$283
Due after 1 year through 5 years	242
Due after 5 years and thereafter	3
Total marketable securities	$528

Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.5%	4.0%
Contractual term (in years)	3	3
Expected volatility	64.3%	63.8%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.16

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2023	$64
Change in fair value	37
Balance as of June 30, 2024	$101

As of June 30, 2024, the maximum number of shares of our Class B common stock that could be required to be issued upon the exercise of outstanding warrants was 7 million.

On July 3, 2024, we repurchased a warrant, or the Warrant, to purchase 5 million shares of our Class B common stock for an aggregate purchase price of $60 million. The Warrant was canceled upon repurchase and is no longer outstanding. As of June 30, 2024, the fair value of the Warrant was $76 million. We expect to recognize a gain on the extinguishment of the associated common stock warrant liability of approximately $14 million during the three months ended September 30, 2024.

3. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$26	$19	$29	$14
Credit loss expense	9	10	20	22
Reductions due to loan purchases	(9)	(7)	(23)	(14)
Ending balance	$26	$22	$26	$22

As of June 30, 2024 and December 31, 2023, the non-contingent stand-ready liability was $10 million and $11 million, respectively.

As of June 30, 2024 and December 31, 2023, $58 million and $55 million, respectively, were classified as restricted cash on the condensed consolidated balance sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Lessee Arrangements

The components of lease expense were as follows for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$3	$4	$6	$8
Variable lease expense	1	—	2	1
Total	$4	$4	$8	$9

Operating lease expense reflects the non-cash amortization of right-of-use-assets.

The following table summarizes supplemental cash flow information related to operating leases during the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$7	$11
Supplemental non-cash amounts of increases in lease liabilities from obtaining right-of-use assets / (decreases) of lease liabilities from lease terminations and modifications	2	(55)

5. Other Balance Sheet Information

Accounts Receivable, net (in millions)

	June 30, 2024	December 31, 2023
Accounts receivable	$82	$57
Unbilled receivables	33	23
Less: Allowance for credit losses	(14)	(11)
Accounts receivable, net	$101	$69
Our allowance for credit losses was comprised of the following (in millions):

	Six Months Ended June 30,
	2024	2023
Beginning Balance	$(11)	$(12)
Additions	(10)	(3)
Write offs	7	5
Ending Balance	$(14)	$(10)

Other Current Assets (in millions)

	June 30, 2024	December 31, 2023
Cash held on behalf of customers	$115	$87
Other receivables	70	58
Deferred contract acquisition costs	67	60
Prepaid expenses	33	24
Other	24	30
	$309	$259

Accrued Expenses and Current Liabilities (in millions)

	June 30, 2024	December 31, 2023
Accrued transaction-based costs	$292	$253
Customer funds obligation	115	87
Accrued expenses	71	68
Accrued payroll and bonus	64	78
Contingent liability for expected credit losses	26	29
Accrued commissions	20	25
Operating lease liability	11	11
Other	42	41
	$641	$592

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Six Months Ended June 30, 2024
Deferred revenue, beginning of period	$41
Deferred revenue, end of period	65

Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$35
As of June 30, 2024, approximately $749 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $697 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs (in millions):

Six Months Ended June 30, 2024
Beginning balance	$127
Capitalization of sales commissions costs	60
Amortization of sales commissions costs	(38)
Ending balance	$149

Amortization expense attributable to deferred contract acquisition costs was $28 million for the six months ended June 30, 2023.

7. Stockholders’ Equity

Shares of Stock

The following table shows the changes in Class A and Class B shares of common stock (in millions):

Six Months Ended June 30, 2024
Class A and B common stock (in shares)
Balance, beginning of period	543
Issuance of common stock under equity plans	18
Repurchases of common stock	(1)
Balance, end of period	560

Stock-Based Compensation
Stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$10	$11	$20	$20
Sales and marketing	16	15	27	28
Research and development	22	25	40	46
General and administrative	17	21	34	41
Restructuring expenses	2	—	$12	$—
	$67	$72	$133	$135

Stock-based compensation of $4 million and $7 million, respectively, was capitalized as software development costs for the three and six months ended June 30, 2024. Stock-based compensation of $3 million and $6 million, respectively, was capitalized as software development costs for the three and six months ended June 30, 2023.

Stock Options
The following is a summary of stock option activity under our stock option plans for the six months ended June 30, 2024:

(in millions, except per share amounts)	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions) (1)
Outstanding as of December 31, 2023	48	$7.07
Granted	2	24.58
Exercised	(12)	3.96
Forfeited	(2)	11.30
Outstanding as of June 30, 2024	36	$8.79
Options vested and expected to vest as of June 30, 2024	35	$8.43	6.1	$598
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of June 2024, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic values of options exercised was $132 million and $234 million, respectively, during the three and six months ended June 30, 2024.

As of June 30, 2024, total unrecognized stock-based compensation expense related to option awards was $75 million and is expected to be recognized over the remaining weighted-average service period of 2.6 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSU, activity during the six months ended June 30, 2024:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2023	33	$20.70
Granted	6	$24.23
Vested	(6)	$21.37
Forfeited	(5)	$20.82
Outstanding balance as of June 30, 2024	28	$21.30
Expected to vest, as of June 30, 2024	25	$21.29

The fair value of RSUs vested during the three and six months ended June 30, 2024 was $69 million and $126 million, respectively.
As of June 30, 2024, total unrecognized stock-based compensation expense related to the RSUs was $446 million and is expected to be recognized over the remaining weighted-average service period of 2.7 years.

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

During the three and six months ended June 30, 2024, we repurchased $32 million and $36 million, respectively, in Class A common stock. At June 30, 2024, approximately $214 million remained authorized for repurchase under our share repurchase program.

8. Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $4 million and $46 million, respectively, during the three and six months ended June 30, 2024. These charges were recorded within restructuring expenses on our Condensed Consolidated Statements of Operations, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of June 30, 2024, accrued restructuring expenses were immaterial. We expect total costs of up to approximately $50 million to be incurred in connection with this Restructuring Plan and for the costs to be fully captured by the end of fiscal year 2024.

9. Income Taxes
Our effective income tax rate was 3.2% and (0.8)% for the three months ended June 30, 2024 and 2023, respectively, and was (2.4)% and (0.5)% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets, along with the release of a portion of our valuation allowance in the six months ended June 30, 2023 as a result of an acquisition.
The income tax expense was $0 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $2 million and $1 million for the six months ended June 30, 2024 and 2023, respectively. The change in the provision is primarily driven by changes in the provision recorded on the earnings of our non-US subsidiaries and a non-recurring benefit recognized in the six months ended June 30, 2023 from the acquisition of Delphi of $1 million.

10. Earnings or Loss Per Share Attributable to Common Stockholders
Basic earnings or loss per share is determined by dividing net income or loss by the weighted-average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, our employee stock purchase plan, and warrants to purchase common stock, during periods we generate net income, or when income is recognized related to changes in fair value of warrant liabilities.

Class A common stock and Class B common stock share proportionately, on a per share basis, in our net income (losses) and participate equally in the dividends on common stock, if declared. We allocate net income (losses) attributable to common stock between the common stock classes on a one-to-one basis when computing earnings (loss) per share. As a result, basic and diluted earnings (loss) per share of Class A common stock and Class B common stock are equivalent.

During the three and six months ended June 30, 2024 and June 30, 2023, we recorded a loss on fair value remeasurement of our warrant liability, which was excluded from the calculation of diluted earnings per share due to its anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss), basic	$14	$(98)	$(69)	$(179)
Less: Gain on change in fair value of warrant liabilities	—	—	—	—
Net income (loss), diluted	$14	$(98)	$(69)	$(179)
Denominator:
Weighted-average shares of common stock outstanding—basic	556	529	552	527
Dilutive common share equivalents included in dilutive shares	31	—	—	—
Weighted-average shares of common stock outstanding—diluted	587	529	552	527
Earnings (loss) per share, basic	$0.03	$(0.19)	$(0.13)	$(0.34)
Earnings (loss) per share, diluted	$0.02	$(0.19)	$(0.13)	$(0.34)
We excluded the following potential shares of common stock from the computation of diluted earnings (loss) per share because including them would have an anti-dilutive effect for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase Class A common stock and Class B common stock	—	52	36	52
Unvested restricted stock	—	2	—	2
Unvested restricted stock units	—	37	28	37
Warrants to purchase Class B common stock	7	7	7	7
	7	98	71	98

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
As of June 30, 2024, approximately 120,000 Locations, an increase of 29% year over year, processing approximately $143 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2024	2023	% Growth	2024	2023	% Growth
Gross Payment Volume (GPV)(1)	$40.5	$32.1	26%	$75.2	$58.8	28%

	As of June 30,
(dollars in millions)	2024	2023	% Growth
Annualized Recurring Run-Rate (ARR)	$1,473	$1,140	29%
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

Results of Operations
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Subscription services	$166	$121	$45	37%	$318	$227	$91	40%
Financial technology solutions	1,023	808	215	27%	1,896	1,482	414	28%
Hardware and professional services	53	49	4	8%	104	88	16	18%
Total revenue	$1,242	$978	$264	27%	$2,318	$1,797	$521	29%
The increase in subscription services revenue during the three and six months ended June 30, 2024 was attributable to growth in restaurant Locations on the Toast platform and the continued increase in product adoption.
The increase in financial technology solutions revenue during the three and six months ended June 30, 2024 was attributable to the increase in restaurant Locations on the Toast platform.
Costs of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Subscription services	$53	$39	$14	36%	$103	$75	$28	37%
Financial technology solutions	806	631	175	28%	1,488	1,155	333	29%
Hardware and professional services	96	99	(3)	(3)%	188	183	5	3%
Amortization of acquired intangible assets	$1	$1	$—	—%	2	2	—	—%
Total costs of revenue	$956	$770	$186	24%	$1,781	$1,415	$366	26%
The increase in subscription services costs during the three and six months ended June 30, 2024 was attributable to an increase in employee-related costs.

The increase in financial technology solutions costs during the three and six months ended June 30, 2024 was due to an increase in GPV.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$115	$100	$15	15%	$222	$199	$23	12%

The increase in sales and marketing expenses during the three and six months ended June 30, 2024 was attributable to an increase in employee-related costs.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$87	$92	$(5)	(5)%	$169	$177	$(8)	(5)%
The decrease in research and development expenses during the three and six months June 30, 2024 was attributable to a decrease in employee-related costs.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
General and administrative	$75	$96	$(21)	(22)%	$149	$179	$(30)	(17)%

The decrease in general and administrative expenses during the three and six months ended June 30, 2024 was attributable to a decrease in employee-related costs of $8 million and $12 million, respectively, and a decrease of $11 million in lease termination expenses during both the three and six months ended June 30, 2024.
Restructuring Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Restructuring expenses	$4	$—	$4	N/M	$46	—	$46	N/M
N/M - Not meaningful

Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the February 2024 Restructuring Plan, substantially all of which relates to severance benefits of approximately $1 million and $32 million, respectively, during the three and six months ended June 30, 2024 and approximately $2 million and $12 million, respectively, of expense related to the acceleration of stock-based compensation for terminated employees during the three and six months ended June 30, 2024.

Interest Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Interest income, net	$10	$9	$1	11%	$20	$17	$3	18%
The increase in interest income, net during the three and six months ended June 30, 2024 was attributable to higher interest income generated on our financial instruments.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Change in fair value of warrant liability	$(1)	$(26)	$25	(96)%	$(37)	$(23)	$(14)	61%

The change in fair value of warrant liability for the three and six months ended June 30, 2024 was attributable to an increase in the value of the common stock underlying the outstanding warrants at the end of period compared to the beginning of the period.

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
Net Income (Loss) (GAAP) and Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income (expense) net, income taxes and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as restructuring and restructuring-related expenses, acquisition expenses, fair value adjustments on warrant liabilities, expenses related to early termination of leases (which includes associated asset impairments) and stock-based charitable contribution expense, as applicable. We have provided below a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$14	$(98)	$(69)	$(179)
Stock-based compensation expense and related payroll tax	70	74	130	141
Depreciation and amortization	11	8	20	14
Interest income, net	(10)	(9)	(20)	(17)
Change in fair value of warrant liability	1	26	37	23
Termination of leases	2	13	2	13
Restructuring and restructuring-related expenses(1)	4	—	46	—
Acquisition expenses	—	—	—	1
Income tax expense	—	1	2	1
Adjusted EBITDA	$92	$15	$148	$(3)
(1) Restructuring and restructuring-related expenses for the three and six months ended June 30, 2024 include $1 million and $32 million, respectively, of severance benefits, $2 million and $12 million, respectively, of stock-based compensation expense, and $1 million and $2 million, respectively, of accelerated depreciation related to facilities.
Subscription Services and Financial Technology Solutions Gross Profit (GAAP) and Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit (Non-GAAP)

Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit is defined as subscription services gross profit and financial technology solutions gross profit, adjusted to exclude stock-based compensation expense and related payroll tax expense, and depreciation and amortization expense. We believe this non-GAAP measure is useful to view the resulting figures excluding the aforementioned non-cash charges because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and such amounts vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. We have provided below a reconciliation of Subscription Services and Financial Technology Solutions Gross Profit, the most directly comparable GAAP financial measure, to Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue:
Subscription services	$166	$121	318	$227
Financial technology solutions	1,023	808	1,896	1,482
Costs of Revenue:
Subscription services	53	39	103	75
Financial technology solutions	806	631	1,488	1,155
Subscription Services and Financial Technology Solutions Gross Profit (GAAP)	$330	$259	$623	$479

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Subscription Services and Financial Technology Solutions Gross Profit (GAAP)	$330	$259	$623	$479
Stock-based compensation expense and related payroll tax	6	4	10	9
Depreciation and amortization	8	4	14	7
Non-GAAP Subscription Services and Financial Technology Solutions Gross Profit (Non-GAAP)	$344	$267	$647	$495

Net Cash Provided by (Used in) Operating Activities (GAAP) and Free Cash Flow (Non-GAAP)
Free cash flow is defined as net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs (collectively referred to as capital expenditures). We believe that free cash flow is a meaningful indicator of our sources of liquidity and capital requirements that provides information to management and investors in evaluating the cash flow trends of our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$104	$(5)
Capital expenditures	(29)	(21)
Free cash flow	$75	$(26)
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	June 30, 2024 (1)	December 31, 2023 (2)
Cash and cash equivalents	$691	$605
Marketable securities	528	519
Cash and cash equivalents and marketable securities	$1,219	$1,124
Available credit facility	$330	$330
Total	$1,549	$1,454
(1) Excludes $115 million of cash held on behalf of customers and $58 million of restricted cash.
(2) Excludes $87 million of cash held on behalf of customers and $55 million of restricted cash.

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$104	$(5)
Net cash used in investing activities	(33)	(54)
Net cash provided by financing activities	47	46
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	$118	$(13)

Cash, cash equivalents and marketable securities

The net increase in cash, cash equivalents and marketable securities was primarily due to cash provided by operating activities of $101 million (which excludes changes in the balance of restricted cash) and proceeds of $55 million generated from the issuance of common stock. This was partially offset by $36 million in cash outflows related to share repurchases and $29 million in cash outflows related to capital expenditures. Cash generated from operating activities was impacted by our net loss of $(69) million, which includes restructuring and restructuring-related expenses of $46 million and a use of cash for working capital, primarily driven by higher deferred contract acquisition costs, resulting, in part, from continued growth in Locations.

During the six months ended June 30, 2024, the change in net cash provided by (used in) operating activities as compared the six months ended June 30, 2023, was driven by a lower net loss and an increase in non-cash adjustments, which was attributable to amortization of deferred contract acquisition costs and the loss recognized on the change in fair value of our warrant liability, driven by an increase in our stock price. This was partially offset by cash severance charges paid in connection with the February 2024 Restructuring Plan and a higher use of cash for working capital. The decrease in net cash used in investing activities during the six months ended June 30, 2024 was driven by a decrease in cash outflows related to our marketable securities, partially offset by an increase in cash outflows related to capital expenditures. While net cash provided by financing activities during the six months ended June 30, 2024 remained materially consistent, there was an increase in cash inflows from the proceeds from the issuance of common stock, offset by cash outflows related to share repurchases.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K.

Debt
During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace LIBOR with SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. As of June 30, 2024 and December 31, 2023, total available funds under the 2021 Facility were $330 million and no amounts were drawn or outstanding. In addition, as of June 30, 2024 and December 31, 2023, there were $5 million in letters of credit outstanding.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the six months ended June 30, 2024, we repurchased 1 million shares of our Class A common stock for an aggregate amount of $36 million.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock units, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of June 30, 2024 our fully diluted share count was as follows:

(shares) (in millions)	June 30, 2024 (1)
Class A and B common stock issued and outstanding	560
Options to purchase Class A common stock and Class B common stock	36
Unvested restricted stock units	28
Warrants to purchase Class B common stock (2)	7
Shares reserved for charitable donations	4
Total fully diluted share count	635
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.
(2) On July 3, 2024, we repurchased a warrant, or the Warrant, to purchase 5 million shares of our Class B common stock for an aggregate purchase price of $60 million. The Warrant was cancelled upon repurchase and is no longer outstanding.

For further information see Note 7, “Stockholders’ Equity" and Note 10, “Earnings or Loss Per Share Attributable to Common Stockholders” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.

Other Capital Requirements

Expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 30, 2024, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2023 Annual Report on Form 10-K and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.

(c) Issuer Purchases of Equity Securities
Our purchases of our common stock in the second quarter of fiscal year 2024 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(in thousands)		(in thousands)	(in millions)
April 1, 2024 to April 30, 2024	265	$22.99	265	240
May 1, 2024 to May 31, 2024	19	$22.98	19	239
June 1, 2024 to June 30, 2024	1,089	$22.95	1,089	214
Total	1,373	$22.96	1,373

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

On May 31, 2024, Jonathan Vassil, our Chief Revenue Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Vassil's Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 150,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Vassil's Rule 10b5-1 trading plan expires on February 28, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On June 11, 2024, Stephen Fredette, our President, Co-Founder and board member, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Fredette’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 963,444 shares of our Class A common stock and the donation from time to time of a maximum of 500,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Fredette’s Rule 10b5-1 trading plan expires on March 6, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended June 30, 2024, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated June 6, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40819), filed with the Securities and Exchange Commission on June 10, 2024).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOAST, INC.
(Registrant)

August 6, 2024	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

August 6, 2024	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

August 6, 2024	By:	/s/ Michael Matlock
Michael Matlock
Chief Accounting Officer (Principal Accounting Officer)