Form 10-Q
period 2024-09-30
Toast, Inc.
filed 2024-11-08
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 471 million shares of Class A common stock and 97 million shares of Class B common stock as of November 1, 2024.

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
•the impact of global financial, economic, political, and health events, such as rising inflation, capital market disruptions, sanctions, or economic slowdowns or recessions, on our business and the restaurant industry;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$761	$605
Marketable securities	511	519
Accounts receivable, net	105	69
Inventories, net	106	118
Other current assets	319	259
Total current assets	1,802	1,570
Property and equipment, net	95	75
Operating lease right-of-use assets	31	36
Intangible assets, net	22	26
Goodwill	113	113
Restricted cash	56	55
Other non-current assets	108	83
Total non-current assets	425	388
Total assets	$2,227	$1,958
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$30	$32
Deferred revenue	62	39
Accrued expenses and other current liabilities	656	592
Total current liabilities	748	663
Warrants to purchase common stock	27	64
Operating lease liabilities	27	33
Other long-term liabilities	5	4
Total liabilities	807	764
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock - par value $0.000001; 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value: Class A - 7,000 shares authorized; 468 and 429 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively Class B - 700 shares authorized; 97 and 114 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive income	3	—
Additional paid-in capital	3,053	2,817
Accumulated deficit	(1,636)	(1,623)
Total stockholders’ equity	1,420	1,194
Total liabilities and stockholders’ equity	$2,227	$1,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription services	$189	$131	$506	$358
Financial technology solutions	1,067	856	2,963	2,338
Hardware and professional services	49	45	153	133
Total revenue	1,305	1,032	3,622	2,829
Costs of revenue:
Subscription services	56	43	159	118
Financial technology solutions	835	674	2,323	1,828
Hardware and professional services	91	88	279	271
Amortization of acquired intangible assets	1	1	4	4
Total costs of revenue	983	806	2,765	2,221
Gross profit	322	226	857	608
Operating expenses:
Sales and marketing	119	100	340	299
Research and development	89	87	258	264
General and administrative	80	98	229	276
Restructuring expenses	—	—	46	—
Total operating expenses	288	285	873	839
Income (loss) from operations	34	(59)	(16)	(231)
Other income (expense):
Interest income, net	9	10	30	27
Change in fair value of warrant liability	(1)	18	(37)	(5)
Other income (expense), net	15	—	13	—
Income (loss) before taxes	57	(31)	(10)	(209)
Income tax expense	(1)	—	(3)	(1)
Net income (loss)	$56	$(31)	$(13)	$(210)
Earnings (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.06)	$(0.02)	$(0.40)
Diluted	$0.07	$(0.09)	$(0.02)	$(0.40)
Weighted-average shares used in computing earnings (loss) per share:
Basic	563	535	556	530
Diluted	590	536	556	530
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$56	$(31)	$(13)	$(210)
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of tax effect of $0	3	—	2	—
Currency translation adjustments	1	—	1	—
Total other comprehensive income (loss)	4	—	3	—
Comprehensive income (loss)	$60	$(31)	$(10)	$(210)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended September 30, 2024

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at June 30, 2024	$2,976	$(1,692)	$(1)	$1,283
Issuance of common stock under equity plans	29	—	—	29
Stock-based compensation	63	—	—	63
Share repurchases	(20)	—	—	(20)
Issuance of common stock in connection with charitable contribution	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	4	4
Net income	—	56	—	56
Balances at September 30, 2024	$3,053	$(1,636)	$3	$1,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended September 30, 2023

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at June 30, 2023	$2,637	$(1,556)	$(2)	$1,079
Issuance of common stock under equity plans	16	—	—	16
Stock-based compensation	75	—	—	75
Issuance of common stock in connection with charitable contribution	10	—	—	10
Net loss	—	(31)	—	(31)
Balances at September 30, 2023	$2,738	$(1,587)	$(2)	$1,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Nine Months Ended September 30, 2024

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at December 31, 2023	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	84	—	—	84
Stock-based compensation	203	—	—	203
Share repurchases	(56)	—	—	(56)
Issuance of common stock in connection with charitable contribution	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	3	3
Net loss	—	(13)	—	(13)
Balances at September 30, 2024	$3,053	$(1,636)	$3	$1,420

The accompanying notes are an integral part of these condensed consolidated financial statements.
TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Nine Months Ended September 30, 2023

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at December 31, 2022	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock upon net exercise of common stock warrants	1	—	—	1
Issuance of common stock under equity plans	33	—	—	33
Stock-based compensation	216	—	—	216
Issuance of stock in connection with business combination	1	—	—	1
Issuance of common stock in connection with charitable contribution	10	—	—	10
Net loss	—	(210)	—	(210)
Balances at September 30, 2023	$2,738	$(1,587)	$(2)	$1,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13)	$(210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35	22
Stock-based compensation expense	193	206
Amortization of deferred contract acquisition costs	59	44
Change in fair value of warrant liability	37	5
Credit loss expense	50	44
Stock-based charitable contribution expense	5	10
Asset impairments	2	15
Gain on warrant extinguishment	(14)	—
Other non-cash items	(5)	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	(54)	(24)
Other current assets	(11)	(7)
Deferred contract acquisition costs	(95)	(77)
Inventories, net	12	13
Accounts payable	(1)	(3)
Accrued expenses and other current liabilities	(7)	17
Deferred revenue	23	6
Operating lease right-of-use assets and operating lease liabilities, net	(1)	—
Other assets and liabilities	(2)	(4)
Net cash provided by operating activities	213	43
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(9)
Capital expenditures	(41)	(31)
Purchases of marketable securities	(353)	(479)
Proceeds from the sale of marketable securities	80	23
Maturities of marketable securities	290	414
Other investing activities	—	(3)
Net cash used in investing activities	(24)	(85)
Cash flows from financing activities:
Change in customer funds obligations, net	40	27
Proceeds from issuance of common stock	84	31
Warrant repurchase	(61)	—
Repurchases of Class A common stock	(56)	—
Net cash provided by financing activities	7	58
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	196	16
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	(1)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	747	635
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$944	$650
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$761	$514
Cash held on behalf of customers	127	87
Restricted cash	56	49
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$944	$650
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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Annual Report. As of September 30, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

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

2. Financial Instruments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$150	$—	$—	$150
Commercial paper	—	18	—	18
Corporate bonds	—	88	—	88
U.S. government agency securities	—	7	—	7
Treasury securities	—	231	—	231
Asset-backed securities	—	167	—	167
	$150	$511	$—	$661
Liabilities:
Warrants to purchase common stock	$—	$—	$27	$27
	$—	$—	$27	$27

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$267	$—	$—	$267
Commercial paper	—	53	—	53
Certificates of deposit	—	29	—	29
Corporate bonds	—	80	—	80
U.S. government agency securities	—	37	—	37
Treasury securities	—	213	—	213
Asset-backed securities	—	107	—	107
	$267	$519	$—	$786
Liabilities:
Warrants to purchase common stock	$—	$—	$64	$64
	$—	$—	$64	$64
During the nine months ended September 30, 2024, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

Marketable Securities

The fair values of marketable securities by contractual maturities at September 30, 2024 were as follows (in millions):

September 30, 2024
Due within 1 year	$249
Due after 1 year through 5 years	254
Due after 5 years and thereafter	8
Total marketable securities	$511

Valuation of Warrants to Purchase Common Stock
The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.6%	4.0%
Contractual term (in years)	3	3
Expected volatility	64.8%	63.8%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.16

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2023	$64
Change in fair value	37
Warrant Extinguishment	(74)
Balance as of September 30, 2024	$27

On July 3, 2024, we repurchased a warrant, or the Warrant, to purchase 5 million shares of our Class B common stock for an aggregate purchase price of $61 million, or the Warrant Repurchase. The Warrant was canceled and is no longer outstanding. Immediately prior to the Warrant Repurchase, we recognized a remeasurement gain of $2 million within “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. Upon the Warrant Repurchase, we also recognized a gain on the extinguishment of the Warrant of $14 million within “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

As of September 30, 2024, the maximum number of shares of our Class B common stock that could be required to be issued upon the exercise of outstanding warrants was 2 million.

3. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$26	$22	$29	$14
Credit loss expense	14	16	34	38
Reductions due to loan purchases	(11)	(9)	(34)	(23)
Ending balance	$29	$29	$29	$29

As of September 30, 2024 and December 31, 2023, the non-contingent stand-ready liability was $10 million and $11 million, respectively.

As of September 30, 2024 and December 31, 2023, $56 million and $55 million, respectively, were classified as restricted cash on the condensed consolidated balance sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Lessee Arrangements

The components of lease expense were as follows for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$3	$2	$9	$10
Variable lease expense	—	1	2	2
Total	$3	$3	$11	$12

Operating lease expense reflects the non-cash amortization of right-of-use assets.

The following table summarizes supplemental cash flow information related to operating leases during the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$11	$13
Supplemental non-cash amounts of increases in lease liabilities from obtaining right-of-use assets / (decreases) of lease liabilities from lease terminations and modifications	2	(54)

5. Other Balance Sheet Information

Accounts Receivable, net (in millions)

	September 30, 2024	December 31, 2023
Accounts receivable	$91	$57
Unbilled receivables	20	23
Less: Allowance for credit losses	(6)	(11)
Accounts receivable, net	$105	$69
Our allowance for credit losses was comprised of the following (in millions):

	Nine Months Ended September 30,
	2024	2023
Beginning Balance	$(11)	$(12)
Additions	(14)	(7)
Write offs	19	8
Ending Balance	$(6)	$(11)

Other Current Assets (in millions)

	September 30, 2024	December 31, 2023
Cash held on behalf of customers	$127	$87
Other receivables	69	58
Deferred contract acquisition costs	70	60
Prepaid expenses	31	24
Other	22	30
	$319	$259

Accrued Expenses and Current Liabilities (in millions)

	September 30, 2024	December 31, 2023
Accrued transaction-based costs	$280	$253
Customer funds obligation	127	87
Accrued expenses	72	68
Accrued payroll and bonus	69	78
Contingent liability for expected credit losses	29	29
Accrued commissions	21	25
Operating lease liability	11	11
Other	47	41
	$656	$592

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Nine Months Ended September 30, 2024
Deferred revenue, beginning of period	$41
Deferred revenue, end of period	64
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$38
As of September 30, 2024, approximately $783 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $734 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
The following tables summarize the activity in deferred contract acquisition costs (in millions):

Nine Months Ended September 30, 2024
Beginning balance	$127
Capitalization of sales commissions costs	92
Amortization of sales commissions costs	(59)
Ending balance	$160

Amortization expense attributable to deferred contract acquisition costs was $44 million for the nine months ended September 30, 2023.

7. Stockholders’ Equity

Shares of Stock

The following table shows the changes in Class A and Class B shares of common stock (in millions):

Nine Months Ended September 30, 2024
Class A and B common stock (in shares)
Balance, beginning of period	543
Issuance of common stock under equity plans	24
Repurchases of common stock	(2)
Balance, end of period	565

Stock-Based Compensation
Stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$10	$11	$31	$32
Sales and marketing	13	15	40	43
Research and development	22	23	62	69
General and administrative	15	22	48	62
Restructuring expenses	—	—	12	—
	$60	$71	$193	$206

Stock-based compensation of $3 million and $10 million, respectively, was capitalized as software development costs for the three and nine months ended September 30, 2024. Stock-based compensation of $4 million and $10 million, respectively, was capitalized as software development costs for the three and nine months ended September 30, 2023.

Stock Options
The following is a summary of stock option activity under our stock option plans for the nine months ended September 30, 2024:

(in millions, except per share amounts)	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions) (1)
Outstanding as of December 31, 2023	48	$7.07
Granted	2	24.53
Exercised	(15)	4.61
Forfeited	(3)	11.87
Outstanding as of September 30, 2024	32	$8.92
Options vested and expected to vest as of September 30, 2024	31	$8.63	5.9	$604
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of September 2024, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $58 million and $292 million, respectively, during the three and nine months ended September 30, 2024.

As of September 30, 2024, total unrecognized stock-based compensation expense related to option awards was $64 million and is expected to be recognized over the remaining weighted-average service period of 2.4 years.
Restricted Stock Units

The following table summarizes restricted stock units, or RSU, activity during the nine months ended September 30, 2024:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2023	33	$20.70
Granted	7	24.21
Vested	(9)	21.48
Forfeited	(6)	21.36
Outstanding balance as of September 30, 2024	25	$21.19
Expected to vest, as of September 30, 2024	22	$21.16

The fair value of RSUs vested during the three and nine months ended September 30, 2024 was $73 million and $199 million, respectively.
As of September 30, 2024, total unrecognized stock-based compensation expense related to the RSUs was $384 million and is expected to be recognized over the remaining weighted-average service period of 2.5 years.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares in our Class A common stock, in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

During the three and nine months ended September 30, 2024, we repurchased $20 million and $56 million, respectively, in Class A common stock. At September 30, 2024, approximately $194 million remained authorized for repurchase under our share repurchase program.

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our social impact arm. During the year ended December 31, 2021, our Board approved reserving 5 million shares of Class A common stock that we may, but are not obligated to, issue over a certain period to fund the Company’s social impact initiatives through Toast.org. During the three and nine months ended September 30, 2024, we extended the anticipated period of issuance and recognized stock-based charitable contribution expense of $5 million for the fair value of the donated shares. During the three and nine months ended September 30, 2023, we recognized stock-based charitable contribution expense of $10 million for the fair value of the donated shares. Such expenses were recorded within general and administrative expenses in the Condensed Consolidated Statement of Operations.

8. Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $0 million and $46 million, respectively, during the three and nine months ended September 30, 2024. These charges were recorded within restructuring expenses on our Condensed Consolidated Statements of Operations, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of September 30, 2024, accrued restructuring expenses were immaterial. We expect immaterial costs to be incurred during the remainder of fiscal year 2024.

9. Income Taxes
Our effective income tax rate was 1.6% and (0.2)% for the three months ended September 30, 2024 and 2023, respectively, and was (23.3)% and (0.5)% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets, along with the release of a portion of our valuation allowance in the nine months ended September 30, 2023, as a result of an acquisition.
The income tax expense was $1 million and $0 million for the three months ended September 30, 2024 and 2023, respectively, and $3 million and $1 million for the nine months ended September 30, 2024 and 2023, respectively. The change in the provision is primarily driven by changes in the provision recorded on the earnings of our non-U.S. subsidiaries and a non-recurring benefit recognized in the nine months ended September 30, 2023 from the acquisition of Delphi of $1 million.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to common stockholders for the periods presented (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss), basic	$56	$(31)	$(13)	$(210)
Less: Gain on change in fair value of warrant liabilities and extinguishment(1)	16	18	—	—
Net income (loss), diluted	$40	$(49)	$(13)	$(210)
Denominator:
Weighted-average shares of common stock outstanding—basic	563	535	556	530
Warrants to purchase Class B common stock(1)	—	1	—	—
Dilutive common share equivalents included in dilutive shares	27	—	—	—
Weighted-average shares of common stock outstanding—diluted	590	536	556	530
Earnings (loss) per share, basic	$0.10	$(0.06)	$(0.02)	$(0.40)
Earnings (loss) per share, diluted	$0.07	$(0.09)	$(0.02)	$(0.40)
(1) During the three months ended September 30, 2024, we recorded a remeasurement gain of $2 million on the warrant liability immediately prior to the Warrant Repurchase on July 3, 2024 and a gain on the extinguishment of the Warrant upon the Warrant Repurchase of $14 million. During the three months ended September 30, 2023, we recorded a remeasurement gain of $18 million of our warrant liability. For purposes of computing diluted earnings (loss) per share, these gains were excluded from our net income (loss) and the corresponding weighted-average shares were also adjusted accordingly.

We excluded the following potential shares of common stock from the computation of diluted earnings (loss) per share because including them would have an anti-dilutive effect for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase Class A common stock and Class B common stock	3	49	32	49
Unvested restricted stock	—	1	—	1
Unvested restricted stock units	1	35	25	35
Warrants to purchase Class B common stock(2)	2	—	2	7
	6	85	59	92
(2) During the three months ended September 30, 2024, we recorded a loss on fair value remeasurement of our remaining warrants outstanding after the Warrant Repurchase. These warrants were excluded from the computation of diluted net earnings (loss) per share due to their anti-dilutive impact. During the nine months ended September 30, 2024 and 2023, we recorded a loss on fair value remeasurement of our warrant liability and the warrants were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.

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

As of September 30, 2024, approximately 127,000 Locations, an increase of 28% year over year, processing approximately $151 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

Key Business Metrics
We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2024	2023	% Growth	2024	2023	% Growth
Gross Payment Volume (GPV)(1)	$41.7	$33.7	24%	$116.9	$92.5	26%

	As of September 30,
(dollars in millions)	2024	2023	% Growth
Annualized Recurring Run-Rate (ARR)	$1,554	$1,218	28%
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

Results of Operations
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Subscription services	$189	$131	$58	44%	$506	$358	$148	41%
Financial technology solutions	1,067	856	211	25%	2,963	2,338	625	27%
Hardware and professional services	49	45	4	9%	153	133	20	15%
Total revenue	$1,305	$1,032	$273	26%	$3,622	$2,829	$793	28%
The increase in subscription services revenue during the three and nine months ended September 30, 2024 was attributable to growth in restaurant Locations on the Toast platform and the continued increase in product adoption.
The increase in financial technology solutions revenue during the three and nine months ended September 30, 2024 was attributable to the increase in restaurant Locations on the Toast platform.
Costs of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Subscription services	$56	$43	$13	30%	$159	$118	$41	35%
Financial technology solutions	835	674	161	24%	2,323	1,828	495	27%
Hardware and professional services	91	88	3	3%	279	271	8	3%
Amortization of acquired intangible assets	1	1	—	—%	4	4	—	—%
Total costs of revenue	$983	$806	$177	22%	$2,765	$2,221	$544	24%
The increase in subscription services costs during the three and nine months ended September 30, 2024 was primarily driven by increased employee-related costs.

The increase in financial technology solutions costs during the three and nine months ended September 30, 2024 was due to an increase in GPV.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$119	$100	$19	19%	$340	$299	$41	14%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2024 was primarily driven by increased employee-related costs.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$89	$87	$2	2%	$258	$264	$(6)	(2)%
Research and development expenses remained approximately flat during the three and nine months September 30, 2024 as compared to the three and nine months ended September 30, 2023.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
General and administrative	$80	$98	$(18)	(18)%	$229	$276	$(47)	(17)%

The decrease in general and administrative expenses during the three months ended September 30, 2024 was primarily driven by decreased employee-related costs. The decrease in general and administrative expenses during the nine months ended September 30, 2024 was attributable to a decrease in employee-related costs of $21 million and a decrease of $11 million in lease termination expenses.
Restructuring Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Restructuring expenses	$—	$—	$—	N/M	$46	—	$46	N/M
N/M - Not meaningful

Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the February 2024 Restructuring Plan, or the Restructuring Plan, substantially all of which relates to severance benefits of approximately $32 million and approximately $12 million of expense related to the acceleration of stock-based compensation for terminated employees during the nine months ended September 30, 2024.

Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Interest income, net	$9	$10	$(1)	(10)%	$30	$27	$3	11%
Interest income, net, remained approximately flat during the three and nine months September 30, 2024 as compared to the three and nine months ended September 30, 2023.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Change in fair value of warrant liability	$(1)	$18	$(19)	(106)%	$(37)	$(5)	$(32)	640%

The change in fair value of warrant liability for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was driven by a combination of increased stock prices and a reduction of outstanding warrants from the Warrant Repurchase. The change in fair value of the warrant liability for the nine months ended September 30, 2024 was primarily attributable to an increase in the value of the common stock underlying the outstanding warrants at the end of the period compared to the beginning of the period.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Other income (expense), net	$15	$—	$15	N/M	$13	$—	$13	N/M

The gain recognized in other income (expense), net for the three and nine months ended September 30, 2024 was primarily attributable to the extinguishment of the Warrant in connection with the Warrant Repurchase.
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
We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP metrics to provide investors insight into the information used by our management to evaluate our business and financial performance. We believe that these measures provide investors increased comparability of our core financial performance over multiple periods with other companies in our industry.
Net Income (Loss) (GAAP) and Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income (expense) net, income taxes and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as restructuring and restructuring-related expenses, acquisition expenses, fair value adjustments on warrant liabilities, gain on warrant extinguishments, expenses related to early termination of leases (which includes associated asset impairments), and stock-based charitable contribution expense, as applicable. We have provided below a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

We believe Adjusted EBITDA is useful for investors in comparing our financial performance to other companies and from period to period. Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, and interest income, which can vary substantially from company to company depending on their financing and capital structures and the method by which their assets were acquired. In addition, Adjusted EBITDA eliminates the impact of certain items that may obscure trends in the underlying performance of our business. Adjusted EBITDA also has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new asset acquisitions. In addition, Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs; interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces the cash available to us; or tax payments that may represent a reduction in cash available to us. The expenses and other items that are excluded from the calculation of Adjusted EBITDA may differ from the expenses and other items that other companies may exclude from Adjusted EBITDA when they report their financial results.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$56	$(31)	$(13)	$(210)
Stock-based compensation expense and related payroll tax	61	74	193	216
Depreciation and amortization	12	9	32	22
Interest income, net	(9)	(10)	(30)	(27)
Gain on warrant extinguishment	(14)	—	(14)	—
Change in fair value of warrant liability	1	(18)	37	5
Termination of leases	—	1	2	14
Stock-based charitable contribution expense	5	10	5	10
Restructuring and restructuring-related expenses(1)	—	—	46	—
Acquisition expenses	—	—	—	1
Income tax expense	1	—	3	1
Adjusted EBITDA	$113	$35	$261	$32
(1) Restructuring and restructuring-related expenses for the nine months ended September 30, 2024 include $32 million of severance benefits, $12 million of stock-based compensation expense, and $2 million of accelerated depreciation related to facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue:
Subscription services	$189	$131	$506	$358
Financial technology solutions	1,067	856	2,963	2,338
Costs of Revenue:
Subscription services	56	43	159	118
Financial technology solutions	835	674	2,323	1,828
Subscription services and financial technology solutions gross profit (GAAP)	$365	$270	$987	$750

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Subscription services and financial technology solutions gross profit (GAAP)	$365	$270	$987	$750
Stock-based compensation expense and related payroll tax	5	5	16	15
Depreciation and amortization	8	5	22	11
Non-GAAP subscription services and financial technology solutions gross profit (Non-GAAP)	$378	$280	$1,025	$776

Net Cash Provided by Operating Activities (GAAP) and Free Cash Flow (Non-GAAP)
Free cash flow is defined as net cash provided by operating activities reduced by purchases of property and equipment and capitalization of internal-use software costs (collectively referred to as capital expenditures). We believe that free cash flow is a meaningful indicator of our sources of liquidity and capital requirements that provides information to management and investors in evaluating the cash flow trends of our business. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$213	$43
Capital expenditures	(41)	(31)
Free cash flow	$172	$12
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	September 30, 2024 (1)	December 31, 2023 (2)
Cash and cash equivalents	$761	$605
Marketable securities	511	519
Cash and cash equivalents and marketable securities	$1,272	$1,124
Available credit facility	$330	$330
Total	$1,602	$1,454
(1) Excludes $127 million of cash held on behalf of customers and $56 million of restricted cash.
(2) Excludes $87 million of cash held on behalf of customers and $55 million of restricted cash.

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$213	$43
Net cash used in investing activities	(24)	(85)
Net cash provided by financing activities	7	58
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	$196	$16

Cash, cash equivalents and marketable securities

The net increase in cash, cash equivalents and marketable securities in the nine months ended September 30, 2024 was primarily due to cash provided by operating activities of $212 million (which excludes changes in the balance of restricted cash) and proceeds of $84 million generated from the issuance of common stock. This was partially offset by $61 million in cash outflows related to the Warrant Repurchase, $56 million in cash outflows related to share repurchases and $41 million in cash outflows related to capital expenditures. Cash generated from operating activities during the nine months ended September 30, 2024 was impacted by our net loss of $(13) million, which includes restructuring and restructuring-related expenses of $46 million and a use of cash for working capital, primarily driven by higher deferred contract acquisition costs, resulting, in part, from continued growth in Locations.

The increase in net cash provided by operating activities during the nine months ended September 30, 2024, as compared to the same period last year, was primarily driven by a lower net loss and an increase in non-cash adjustments, which was primarily attributable to increased fair value remeasurement loss of our warrant liability and increased amortization of deferred contract acquisition costs. This increase was partially offset by cash severance charges paid in connection with the Restructuring Plan and a higher use of cash for working capital. The decrease in net cash used in investing activities during the nine months ended September 30, 2024, as compared to the same period last year, was primarily driven by net cash inflows from marketable securities as compared to net cash outflows from marketable securities during the same period last year, partially offset by an increase in capital expenditures. The decrease in net cash provided by financing activities during the nine months ended September 30, 2024, as compared to the same period last year, was primarily driven by cash outflows related to the Warrant Repurchase and share repurchases, partially offset by an increase in cash inflows from the proceeds from the issuance of common stock.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K.

Debt
During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace LIBOR with SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. As of September 30, 2024 and December 31, 2023, total available funds under the 2021 Facility were $330 million and no amounts were drawn or outstanding. In addition, as of September 30, 2024 and December 31, 2023, there were $5 million in letters of credit outstanding.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the nine months ended September 30, 2024, we repurchased approximately 2 million shares of our Class A common stock for an aggregate amount of $56 million.

Dilution

We calculate our fully-diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock units, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of September 30, 2024, our fully diluted share count was as follows:

(shares, in millions)	September 30, 2024 (1)
Class A and B common stock issued and outstanding	565
Options to purchase Class A common stock and Class B common stock	32
Unvested restricted stock units	25
Warrants to purchase Class B common stock	2
Shares reserved for charitable donations	4
Total fully diluted share count	628
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.

For further information see Note 7, “Stockholders’ Equity" and Note 10, “Earnings or Loss Per Share Attributable to Common Stockholders” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.

Other Capital Requirements

Expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At September 30, 2024, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2023 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two, or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
In September 2024, we issued and donated 0.2 million shares of Class A common stock in connection with our Pledge 1% commitment to an independent donor advised fund to further our philanthropic goals through our Toast.org initiative, for consideration consisting of the benefit to the Company related to the purpose of the independent donor advised fund. The offer, sale, and issuance of the securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities
Our purchases of our common stock in the third quarter of fiscal year 2024 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(in thousands)		(in thousands)	(in millions)
July 1, 2024 to July 31, 2024	402	$24.51	402	$205
August 1, 2024 to August 31, 2024	132	$24.38	132	$201
September 1, 2024 to September 30, 2024	317	$23.70	317	$194
Total	851	$24.19	851

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

On August 30, 2024, Brian Elworthy, our General Counsel and Corporate Secretary, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Elworthy’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 300,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Elworthy’s Rule 10b5-1 trading plan expires on May 30, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On September 13, 2024, the Narang Family Trust, where shares held by such trust are held indirectly by Aman Narang, our Chief Executive Officer, Co-Founder and board member, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 720,000 shares of our Class A common stock pursuant to the terms of the plan and expires on September 12, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended September 30, 2024, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*#	2024 Executive Severance and Change in Control Policy
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOAST, INC.
(Registrant)

November 7, 2024	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

November 7, 2024	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)