Form 10-K
period 2024-12-31
Toast, Inc.
filed 2025-02-26
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Registrant’s telephone number, including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issue its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2024, the last trading day of its most recently completed second fiscal quarter, based on the closing price of $25.77 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $12 billion.

The registrant had outstanding 494 million shares of Class A common stock and 81 million shares of Class B common stock as of February 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

•our future financial performance, including our profitability, revenue, costs of revenue or expenses, or other operating results;
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
•the attraction and retention of qualified employees and key personnel and the impacts of any future restructuring activities;
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
•the impact of global financial, economic, political, and health events such as the presidential transition, changes in inflation and interest rates, capital market disruptions, tariffs, sanctions, or economic slowdowns or recessions, on our business and the restaurant industry;
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
•We have a limited operating history in an evolving industry at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We depend on the experience and expertise of our management team and qualified personnel. Our ability to recruit, retain, and develop talent is critical to our success and growth.
•If we are unable to achieve adequate revenue growth while our expenses increase, we may not consistently maintain or increase profitability in the future.
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
•We are subject to risks associated with certain financial products we offer and our handling of customer funds, including counterparty risk with key partners, the ability of our customers to pay their obligations, and the risk of fraud.

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
~~•~~Our principal stockholders will continue to have significant influence over the election of our Board of Directors, or our Board, and approval of any significant corporate actions, including any sale of our company.

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

We believe we are in the early stages of capturing our addressable market opportunity and we see a significant opportunity to increase sales to both new and existing customers, address more of the diverse needs of restaurant industry stakeholders, and expand our platform outside the United States and with different types of customers. See the section titled “Our Growth Strategy” below for additional details.

Our Products and Platform

Toast’s all-in-one technology platform is purpose-built for the food and beverage community. Our proprietary Android-based software powers our single platform of vertically integrated solutions with seamless connectivity across the operations of our customers, their guests, and their employees.

Our technology supports restaurants of all types and sizes and food and beverage retailers; and our product portfolio covers the critical needs of our customers: taking orders and payments, managing a digital presence, driving guest traffic, labor management, supply chain and accounting, and more. Alongside this platform, our commitment to customer success helps drive a differentiated customer experience, power operational innovation, and enable our and our customers' long-term growth and success.

As customers use more of our platform, our solutions work together to create opportunities for better outcomes, enabling greater success for our customers. For example, restaurants that adopt our digital ordering solutions such as Online Ordering and Order & Pay, can unlock synergies with Toast’s marketing and loyalty programs, increasing the likelihood of return visits, and even driving more guests to the restaurant’s online ordering channel with Toast, which can help restaurants save on third-party commissions and deliver incremental margins for the restaurant.

Point-of-Sale (POS) & Restaurant Operations

Toast’s in-store POS and restaurant operations offerings are built to help reduce time to take an order, optimize operations, and seamlessly handle payments. This includes software to run fixed-location POS terminals, handheld POS devices, and self-service kiosks that allow restaurant staff to take orders and guests to pay, all of which run on Toast hardware with proprietary technology. In the kitchen, our Kitchen Display System and kitchen printers allow operators to integrate in-store and online orders, helping keep kitchen staff organized and driving operational efficiencies.

Robust above-store offerings include our multi-location management and menu management tools that allow operators to configure our products to fit the specific needs of individual locations while also providing customers with the ability to view data across their locations for a centralized, clear view of business performance. Operators can analyze data generated by staff and guest interactions with our products to understand menu and operational performance. They can also assess performance against aggregated data from restaurants in their local markets using Toast Benchmarking.

Marketing

Toast’s marketing products provide simple, integrated solutions to deliver targeted email and SMS campaigns, build loyalty programs, offer gift cards, and take reservations to drive further engagement with a restaurant’s guests.

Features within our marketing products, such as our writing assistant powered by artificial intelligence, or AI, custom templates and one-click email campaigns, are designed to help operators save time on crafting marketing strategies. Additionally, certain of our products enable operators to create tailored marketing based on guest interactions across our product suite, such as visit frequency and spending patterns, to drive guest engagement and help improve retention. Data-driven insights within these products allow operators to easily create and optimize their marketing efforts over time.

Online Ordering & Delivery

We provide software solutions that allow customers to take control of and consolidate digital ordering and delivery across Toast-provided solutions and third-party ordering channels. Toast’s Websites and Branded App products aim to simplify building and managing a restaurant’s digital presence with templates and real-time menu updates integrated with the POS system. Our commission-free, first-party online ordering product and the consumer Local by Toast application are designed to simplify the digital ordering experience for guests, increase order accuracy, and allow restaurants to reduce reliance on third parties for driving online orders. We enable restaurants to offer delivery services in a variety of ways that can be tailored to the different needs and operations of restaurants. With our POS integrations, restaurants can streamline order intake, eliminate the need for third-party tablets, and seamlessly sync menus.

Team Management

Toast’s payroll and team management products offer a centralized hub that streamlines the employee onboarding, management, and payroll process. Integrated POS and payroll creates a single employee record across systems, allowing for hours, tips, and employee data to synchronize seamlessly - helping managers save time and improving the employee experience. Our scheduling products facilitate simple shift scheduling, shift swapping and team communication to keep the whole team in sync.

Vendor Management

Toast’s vendor management offerings are built to help operators make more informed, data-driven decisions by integrating key data and automating processes to provide actionable insights across the back office. We enable operators to better manage costs and spend less time on administrative tasks - allowing them to focus more on their guests and teams.

xtraCHEF by Toast provides a comprehensive set of back-office tools for restaurants, including accounts payable automation, inventory management, ingredient price tracking, and recipe costing. By integrating POS, Toast Payroll, accounting software, and supplier data, we provide operators with valuable insights to help manage fluctuating costs, automate financial processes, and optimize back-office tasks to proactively manage margins.

Retail

Toast's food and beverage retail offering helps restaurants, convenience stores, bottle shops, and grocery stores of all shapes, sizes, and concepts save time, streamline inventory management, and enhance the customer experience. With Toast’s mobile-first SmartScan technology, operators can scan an item’s barcode with their mobile device and pull key information into their POS including an item’s name, brand, a high-quality image, and an AI-generated recommended description. Additionally, Toast’s smart inventory planning capabilities use historical sales data to predict the number of days before a retail item runs out on the shelf, enabling operators to plan ahead.

Food and beverage retailers can also leverage the rest of the Toast platform to manage their employees, finances, and guest touchpoints. For operators of hybrid restaurant and retail establishments, they can use one consolidated POS, reducing operational complexity and training needs, and use unified reporting tools to see a complete picture of their operations.

Financial Technology Solutions

Toast provides a fully-integrated platform that enables our customers to securely accept and process payments, while also providing valuable data-driven insights and driving our guest engagement programs. We maintain competitive and clear pricing, our systems are in compliance with the relevant PCI Security Council standards, and our hardware is EMVCo certified to allow customers to support both contact and contactless payments.

We also offer a number of ways for customers to reduce the upfront cost of our products. With an Easy Pay commercial lease, Toast customers can get up and running quickly while minimizing their upfront costs, paying for hardware and onboarding fees generally through a portion of their daily transactions. We also help tackle rising daily payment processing costs by offering automated, industry compliant credit card surcharging to help eligible customers offset their card processing fees.

Toast Capital offers eligible restaurants access to fast and flexible funding via loans issued by our bank partner that are generally repaid through a portion of their daily transactions. We are uniquely positioned to provide our restaurants with access to capital using proprietary systems to assist with loan origination that incorporate data science models, historical POS data, and payment processing volume. Toast Capital provides applicants with a straightforward process that allows approved borrowers access to funds as soon as the next business day after signing a credit agreement, allowing restaurateurs to focus on running and growing their businesses.

Our Technology

Our proprietary technology underpins our products to provide a streamlined, integrated customer experience. Our platform is designed to be stable and secure, and provides our individual product teams common capabilities, shared services, and reusable components to build new products efficiently.

Our digital technology platform includes:

Software, cloud-based services, and partner ecosystem

•Reliable cloud services. Our highly scalable, services-based, multi-tenant architecture runs on Amazon Web Services.

•Offline POS capabilities. In the event of an internet or network disruption, Toast’s offline POS capabilities provide essential continuity of operations. This capability allows customers to continue to place orders, send orders to Kitchen Display Systems, print tickets and receipts, and take credit card payments. In offline mode, credit card information is securely encrypted and stored on the Toast device until it regains connection.

•Partner APIs. Toast has curated a portfolio of over 200 restaurant technology partners that utilize Toast APIs to deliver a broad range of specialized solutions.

Payments

Toast provides fast and secure, integrated payment processing through its POS devices, standalone contactless reader, or Toast Tap reader, and online ordering applications.

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

•Flexible omni-channel capabilities. Toast provides in-store, digital, and partner payment capabilities. In-store payments through the Toast integrated card reader and Toast Tap reader support card dipping, tapping, and swiping as well as Apple Pay, Google Pay, and Samsung Pay, with fraud detection capabilities to minimize transaction risks. Using Toast-provided payments across channels simplifies our customers’ experience, providing them with a single daily deposit of funds and consolidated reporting for easier accounting.

Hardware

•User-friendly, durable, and designed to last. Our custom-designed hardware is pre-configured to enable self-installation with limited support and is created to be restaurant grade for spills and drops with a long battery life.

•Device management. Our hardware utilizes the open-source Android mobile operating system which enables us to freely distribute the operating system to the Toast terminal and handheld devices. Proprietary management tools are designed to allow Toast to safely and efficiently upgrade POS software and device firmware as well as to monitor the health of devices across the fleet.

Our Growth Strategy

Our strategy is to continue to invest in areas that align with our customers’ needs and strategically open up new markets to serve new customer types. We expect that both we and our customers will continue to realize the value of our platform as we scale, make enhancements to our technology, offer more products and services, and help our customers increase revenue while saving time and money. Toast both drives and benefits from the success of our customers—when they grow, Toast grows through higher payments volume and increased adoption of our full platform.

•Fuel efficient location growth in our core U.S. market. Despite our rapid growth and scale, we estimate that U.S. restaurant locations on our platform account for approximately 15% of the U.S. restaurant market. We expect the restaurant industry to continue to shift toward innovative, digital, cloud-based solutions as restaurants seek to leverage technology to drive more growth and operate more efficiently. We therefore believe there is a substantial opportunity to grow our location footprint. To that end, we intend to invest in our field-based go-to-market engine, customer success through a combination of tailored onboarding services, customer support, and intuitive product design, as well as research and development of new products to serve the evolving needs of restaurants and provide solutions that cater to all segments of the restaurant industry. We also expect to see continued location growth among our existing customers, both as they open new locations and as we continue to roll out the Toast platform to more of our customers’ existing locations.

•Expand our addressable market. We believe there is a significant opportunity to expand outside of the United States as well as to expand the types of customers we serve. We see opportunities to use our technology and products to serve new customer types to expand our addressable market beyond restaurants, starting with food and beverage retail customers. We have small and growing investments in sales and research and development to address both the international and food and beverage retail opportunities. We are in the early stages of expanding our addressable market and it is a long-term initiative in our growth strategy.

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

•Further develop our partner ecosystem. Toast’s integrated platform currently connects customers to over 200 partners, providing our customers with the tools and features they need to run their business. Today, we have partnerships in place across a spectrum of solutions that include employee management, reservations, inventory, accounting, security, analytics, marketing and customer relationship management, loyalty, mobile pay, gift cards, online ordering, and more. We intend to continue expanding our technology and channel partnerships to deliver even more value to our customers and increase the strategic nature of our platform.

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

We offer multi-channel customer support 24 hours per day, 7 days a week, 365 days per year via chat or phone. We built our entire platform to be cloud-based, so our customer success team can provide seamless support remotely. Due to the all-in-one nature of our platform, we offer customers a single point of contact for any issues across their entire technology stack. We invest significantly in customer service and consider these investments to be a key competitive differentiator.

Sales and Marketing

The food and beverage industry is a local industry. Restaurant operators purchase everything from food and alcohol to equipment and table linens from individuals that they know and trust. Our sales and marketing motion is designed from the ground up to integrate into this dynamic by combining a high-volume marketing engine with a localized and consultative sales force.

We start with in-market sales teams that are deeply familiar with, and trusted by, the local community. This deep knowledge of the local food and beverage scene provides us with a competitive advantage. Our sales team consists of an acquisition team that is focused on new location growth and is organized by restaurant size (i.e., number of locations per customer), type, and geography. The acquisition team is complemented by a customer growth team that focuses on expansion into the install base.

To generate and capture demand we invest heavily in the primary discovery channels for restaurant and food and beverage retail operators. We combine our demand generation efforts with pricing and packaging that is designed to increase platform adoption and simplify the buying process for restaurants. This approach provides multiple entry points into the Toast platform ranging from a single terminal point of sale to a multi-product setup for a complex restaurant or food and beverage retail operation.

As Toast continues to grow, so does the importance of brand recognition and our investments into strengthening it. This brand recognition will help continue to drive growth in the restaurant and retail community and increase referrals.

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

We organize our team with a full-stack development model, integrating product management, engineering, analytics, data science, and design. Our research and development personnel are located in North America, Europe, and Asia. The team has a combination of product management, user experience design, software engineering, and quality assurance personnel.

Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency. The Restructuring Plan included a reduction in force and certain other actions to reorganize our facilities and operations. We completed the Restructuring Plan by the end of fiscal year 2024. See Note 12 in “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K for additional information regarding the Restructuring Plan.

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

For more information regarding the competitive risks we face, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Seasonality

Information regarding seasonality is provided in this Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality.”

Human Capital

As of December 31, 2024, we had approximately 5,700 employees worldwide. We also engage consultants as needed to support our business and operations from time to time.

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

At Toast, we power successful restaurants of all sizes. The restaurant industry is one of the most diverse industries - we embrace that diversity and encourage inclusivity and equity for all within our company. We believe that the success of our business comes only with the success of our employees.

We believe that having a diverse and inclusive workforce is a strategic enabler to our business success. Our goal is to create a culture where all Toasters can thrive and our strategy is rooted in four key principles: we believe that great talent is everywhere; difference enables innovation; to reach our customers, we must understand them; and we want to be the best place to work for our Toasters.

Corporate Social Responsibility

At Toast, we are committed to enriching the food experience for all and harnessing our business - our people, our products, and our philanthropy - to maximize our positive impact on the world.

Toast.org, our social impact arm, is dedicated to solving critical issues in the food ecosystem that impact communities and the planet. In furtherance of Toast’s values and these goals, we joined Pledge 1%, a global movement that encourages and empowers companies of all sizes and stages to donate 1% of their staff time, product, profit, and/or equity to the philanthropic pursuits of their choosing. As a part of this initiative, our Board reserved a total of 5.5 million Class A common shares, annual installments of which are transferred as bona fide gifts to a charitable organization to fund our social impact initiatives through Toast.org.

In 2024, Toast.org commitments focused on creating a more sustainable food ecosystem, and supporting the next generation of industry leaders through culinary training programs. We continued our partnership with ReFED, a national nonprofit dedicated to ending food loss and waste. We made new investments through product innovations and philanthropic partnerships to address wasteful foodservice packaging - focused on keeping costs for operators down and single-use plastic out of the waste stream - while enabling a reusable economy. We also announced a 2-year, $500,000 partnership with C-CAP, a national nonprofit organization providing culinary training and career readiness skills primarily to underserved middle and high school students.

Environmental, Social, and Governance, or ESG, matters including diversity, social and climate-related matters, are guided by our ESG roadmap, with oversight from the Nominating and Corporate Governance Committee of our Board.

We are committed to supporting efforts to mitigate climate change by minimizing both our use of natural resources and waste production. Our environmental efforts span our operations, platform, and products — including our workplaces, the full life cycle of our hardware and how we can help our customers and their guests reduce their impacts.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. As of December 31, 2024, we have 65 U.S. patent applications allowed/granted, and in addition we have 6 U.S. patent applications pending. Our issued patents are estimated to expire between 2034 and 2042. Such expiration dates may vary based on a variety of factors, including benefit claims, term adjustments, and/or extensions as well as the timely payment of maintenance fees. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost effective. We have multiple pending trademark applications and also have common law rights in some trademarks. In addition, we have registered domain names for websites that we use in our business, such as www.toasttab.com and other variations.

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

Additionally, states impose a variety of licensing requirements on entities engaged in certain insurance related activities. Our subsidiary, Toast Insurance Services, Inc., has obtained certain insurance related licenses from all 50 states plus Washington, D.C. As a result, we are currently subject to a variety of, and may in the future become subject to additional or newly enacted, state insurance laws and regulations in various jurisdictions.

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

We are also subject to the operating rules of Nacha, formerly the National Automated Clearing House Association. Nacha is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The Nacha Rules and Operating Guidelines, which collectively are referred to as the Nacha Rules, impose obligations on us and our partner financial institutions, such as audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations.

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

FTC Act and Unfair and Deceptive Acts and Practices

Section 5 of the Federal Trade Commission Act, or FTC Act, prohibits unfair or deceptive acts or practices. The Federal Trade Commission, or FTC, enforces Section 5 of the FTC Act against non-banks and has a history of pursuing enforcement actions for alleged unfair or deceptive acts or practices in connection with the marketing or servicing of financial and other products and services that are marketed to consumers or small businesses. The FTC has jurisdiction over us and our business practices.

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

Communications Regulation

We send texts, emails, and other communications to our customers in a variety of contexts. We also provide services that allow our customers to send emails, texts, and other communications to their guests, for example, when providing digital receipts and marketing. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.

Privacy and Consumer Information Security

In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including personal information, which subjects us to numerous federal and state privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws, some of which are discussed below, impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of personal information, and, with limited exceptions, give consumers the right to restrict the use of their personal information and the disclosure of it to third parties. Such laws and regulations have been rapidly evolving in recent years with regulators signaling an increased focus on their application and enforcement. Our ongoing efforts to comply with them are likely to have a significant impact on our business and present an increased risk to our business in the event of any actual or perceived noncompliance.

Under certain U.S. federal laws, including, for example, the Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, we must disclose our privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The GLBA may restrict the purposes for which we may use personal information obtained from consumers and third parties. We may also be required to provide consumers the ability to opt-out from certain sharing of their personal information.

U.S. state consumer privacy laws, including the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, has directly impacted our business operations in that it has created data use, sharing and transparency requirements and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. In addition to the CCPA, numerous other states have enacted similar consumer privacy laws. We expect the number of states with such laws to continue to grow over time. While personal information that we process that is subject to the GLBA is exempt from the CCPA and many of these other state laws, the CCPA and these additional state laws will regulate other personal information that we collect and process and impose new consumer rights and limitations around personal information. Legislators and regulators at the state and federal level are continuing to propose new requirements that may, if passed, deviate from or exceed the requirements of the laws and regulations that already apply to our business.

Additionally, as we grow our business internationally, international privacy legislation such as the European Union General Data Protection Regulation, or the EU GDPR, and the EU GDPR in such form as incorporated into the laws of the United Kingdom, or UK GDPR, collectively with EU GDPR referred to as GDPR, and Canada’s Personal Information Protection and Electronic Documents Act along with provincial legislation similarly impact our operations on account of requirements related to collecting, processing and cross-border transfers of personal information.

Channels for Disclosure of Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. These reports may be accessed through our website’s investor relations page at investors.toasttab.com. Further, the SEC’s website, www.sec.gov, contains reports and other information regarding our filings.

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

Corporate Information

We were incorporated under the laws of Delaware in December 2011 under the name Opti Systems, Inc. We changed our name to Toast, Inc. in May 2012. Our principal executive offices are located at 333 Summer Street, Boston, Massachusetts 02210 and our telephone number is (617) 297-1005. Our website address is www.toasttab.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website to be part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

We have experienced significant growth in recent periods and anticipate our operations will continue to expand. To manage our current and anticipated future growth effectively, we must continue to maintain, enhance and scale our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure and other business systems. Failure to maintain and improve our technologies may hinder our growth potential and adversely impact our operations and overall financial performance.

To support our growth, we expect to continue to invest in sales and marketing activities as well as research and development to increase our brand awareness, attract and retain customers, increase the functionality of our platform, introduce additional related products and services, and to expand to new verticals and geographies. A significant portion of such investments will precede the benefits, and we cannot be sure that we will receive an adequate return on our investments. Failure to manage growth effectively could lead us to over-invest or under-invest in development and operations, resulting in weaknesses in our infrastructure, systems, or controls, giving rise to operational mistakes, financial losses, loss of productivity or business opportunities, reduce customer satisfaction, limit our ability to respond to competitive pressures, and could result in loss of employees and reduced productivity of remaining employees. In addition, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy.

If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.

We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based restaurant management platform, which encompasses software, financial technology, and hardware components. As such, our ability to attract new customers, retain existing customers, and increase use of the platform by our customers is critical to our success.

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

In addition, while a majority of our current customer base consists of small- and medium-sized businesses, or SMBs, we continue to pursue customer growth within the enterprise and mid-market segments of the restaurant market, as well as among SMBs. We have also expanded into new verticals such as food and beverage retail and may continue to explore other opportunities. Each of those sub-markets poses different sales and marketing challenges, product-market fits, and has different requirements, and we cannot be sure that we will achieve the same success in those market segments as we have achieved to date. The long-term potential of our business may be adversely affected if we are unable to expand our business successfully into these sub-markets.

Our business also depends on retaining our existing customers. Our business is subscription-based, and contract terms for our SaaS products generally range from 12 to 36 months. Customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, even though the number of customers using our platform has grown steadily in recent years, there can be no assurance that we will be able to retain these customers or any new customers that may enter into subscriptions. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including the level of satisfaction with our platform or support; the perception that a competitive platform, product or service presents a better or less expensive option; changes in our customers’ spending levels; changes in consumer behavior; or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices, or contract breaches.

Further, if customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer. This risk is particularly pronounced with restaurants, as each year a meaningful percentage of restaurants go out of business, and can be impacted by inflation and interest rate changes, policy changes and other global financial, economic, political, and health events.

In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption of the various products included within our platform. Although we have seen the average number of modules adopted by our customers increase in recent periods, we cannot be certain that such trend will continue. Further, while many of our customers deploy our platform to all of their locations, some of our customers initially deploy our platform to a subset of locations. We also accommodate select enterprise customers by entering into certain arrangements that do not contain a minimum location commitment. For those customers, we seek to expand use of our platform to additional locations over time. Our ability to increase adoption of our products by our customers and to increase penetration of our existing customers’ locations will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.

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

We have grown steadily over the last several years. For example, in the fiscal years ended December 31, 2024 and 2023, our revenue was $4,960 million and $3,865 million, respectively, representing a 28% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others.

We have a limited operating history in an evolving industry at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We launched our operations in 2013, have grown significantly in recent periods, and have a limited operating history, particularly at our current scale. In addition, we operate in an evolving industry and have frequently expanded our platform features and services and, from time to time, have changed our pricing methodologies. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:

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

•avoid interruptions or disruptions in our service, including prevention of cyber-attacks or otherwise;

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

Even if we succeed in increasing subscriptions to our platform and retaining subscription customers, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through the Toast platform. This amount may vary, depending on, among other things, the success of our customers’ businesses, the proportion of our customers’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our payment processing services varies depending on the particular type of payment processed on our platform. For example, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, are generally associated with higher payment processing revenue and gross profit compared to card-present transactions, and debit card transactions are generally also associated with higher gross profit compared to credit card transactions. The ratio of card-not-present and debit card transactions as a proportion of the total payment transactions processed through our platform can fluctuate from time to time and may be impacted by global events, leading to corresponding fluctuations in our revenue and gross profit.

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

SMBs are also typically more susceptible to the adverse effects of macroeconomic conditions, including those caused by fluctuating inflation levels and interest rates and policy changes. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our market share with SMBs, our revenue and other growth rates could be adversely affected.

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

As we optimize our subscription pricing and packaging models, we may not accurately predict or achieve the optimal pricing and packaging model at all times, which could lead to reduced profitability or market share. Changes to our pricing and packaging model may also lead to reputational damage, competitive harm, regulatory scrutiny, and potential legal liabilities, which could adversely affect our business and results of operations. Furthermore, as the market for our platform matures, or as competitors introduce new products or services that compete with ours, or change their pricing strategy, we may be unable to attract new customers at the same price or based on the same pricing and packaging models that we have used historically.

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

We are subject to risks associated with certain financial products we offer and our handling of customer funds, including counterparty risk with key partners, the ability of our customers to pay their obligations, and the risk of fraud.

Our business offers various products and features to digitize financial operations for our customers, including payment processing, access to capital, and payment execution to service providers. Current and future financial products offered by Toast, Toast Capital, or through either party’s bank partners, subject us to risks. If we cannot source capital or partner with financial institutions to fund financial solutions for our customers, we might have to reduce the availability of these services, or cease offering them altogether. Toast Capital’s bank partner offers qualified Toast customers working capital loans in accordance with credit policies established by our bank partner. Toast Capital markets the loans and acts as servicer of the loans and receives a servicing fee based on the outstanding balance of loans being serviced as well as a fee that varies depending on the credit performance of the loans extended under the program. We do not currently have partnerships with other financial institutions for such loans and are reliant on our bank partner to support this program. If our bank partner were to terminate its relationship with us, we would be unable to make working capital loans available to our customers, at least in the short-term, until we are able to enter into a relationship with another financial institution to offer similar loans. In addition, our bank partner may not expand its lending under this program to support future demand for such loans from our customers. There can be no assurance that we would be able to enter into a similar relationship with another financial institution to make working capital loans available to our customers on terms our customers would find attractive, or at all.

Under our agreement with our bank partner, on a monthly basis, we are obligated to purchase loans made in a particular quarter that have been (or are scheduled to be) charged off, are otherwise non-performing, or do not satisfy our bank partner’s credit policy, unless such purchase would cause the principal amount of such purchased loans to exceed 15% of the original principal amount of loans made in the applicable quarter. As a result of this potential purchase obligation, and our servicing fee and credit performance fee, we are subject to credit risk on the loans extended by our bank partner under this program. Accordingly, if we fail to accurately predict the likelihood of default or timely repayment of loans, our business may be materially and adversely affected. For example, if more of our customers cease operations, experience a decline in their revenue, or engage in fraudulent behavior and are not able to repay their loans, our business may be materially and adversely affected. A decline in macroeconomic conditions could increase the risk of non-payment or fraud and could also lead to a decrease in the number of customers eligible for loans or financing. In addition, although our bank partner acts as the lender with respect to these working capital loans, we are subject to numerous contractual and regulatory requirements in connection with our marketing and servicing activities in connection with these loans. If we were to fail to comply with these requirements, we could be subject to liability, regulatory sanctions, or claims by our customers or our bank partner, and our bank partner could terminate its relationship with us. We intend to continue to explore additional financial or other solutions to offer to our customers. Some of those solutions may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals and requirements, or capabilities. Should we fail to address these requirements, or should these new solutions, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our financial business may be materially and adversely affected.

Our business also handles payroll processing administration for a number of our customers. Consequently, at any given time, we may be advancing funds on behalf of customers or holding or directing funds of customers, while payroll payments are being processed. Given the handling of customer funds and the large volume of different financial transactions we manage, we are a target for parties who seek to commit acts of financial fraud using stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud, wire fraud, and stolen cards or card account numbers. The techniques used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. As we continue our operations or introduce new products and features, we have and may in the future suffer losses from acts of financial fraud committed by our customers and their guests or employees, our employees, or third parties. In addition, our customers may suffer losses from acts of financial fraud by third parties posing as us through account takeover, credential harvesting, use of stolen identities, and various other techniques, which could harm our reputation, prompt us to reimburse our customers for such losses in order to maintain customer relationships, or expose us to civil and criminal liabilities. Finally, if our partners or the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event, fails to have adequate controls or to deliver their services in a timely manner, we may at times experience losses with limited ability to recoup loss or to directly strengthen relevant controls. If we are unable to effectively manage the risks of offering financial solutions including payroll services, our business, financial condition, and results of operations would be negatively impacted. Macroeconomic factors such as changes in interest rates may also increase our costs in servicing certain financial solutions or other products.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers and could adversely affect our business, financial condition, and results of operations.

In deploying and using our platform, our customers depend on our 24/7 support team to resolve complex technical and operational issues, including ensuring that our platform is implemented in a manner that integrates with a variety of third-party platforms. We also rely on third parties to provide some support services, and our ability to provide effective support is partially dependent on our ability to attract and retain qualified and capable third-party service providers. As we continue to grow our business and improve our offerings, we may face challenges related to providing high-quality support services at scale. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support or to modify the nature, scope, and delivery of our customer support to compete with changes in customer support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to benefit from referrals by existing customers, our ability to sell our platform to existing and prospective customers, and our business, financial condition, or results of operations.

The long-term potential of our business may be adversely affected if we are unable to expand our business successfully into international markets.

Although the majority of our revenue is derived from customers located in the United States, the long-term potential of our business will depend in part on our ability to expand our business into international markets. However, we have limited experience with international customers and in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States.

Conducting international operations subjects us to risks that we have not generally faced in the United States, including but not limited to:

•managing geographically separate organizations, systems, and facilities;

•challenges caused by language and cultural differences;

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

We depend on the experience and expertise of our management team and qualified personnel. Our ability to recruit, retain, and develop talent is critical to our success and growth.

Our business functions at the intersection of rapidly changing technological, social, economic, and regulatory environments that require a wide range of expertise and intellectual capital. Our success depends on the continued service of our management team and qualified personnel.

For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human resources capable of maintaining continuity in our business. The loss of management team members and other qualified personnel may significantly delay or prevent the achievement of our business objectives and could harm our business and our customer relationships. Changes in our work environment and workforce, including those arising from any restructuring actions or hybrid work policies, may create operational and workplace culture challenges, which could negatively impact our ability to increase employee productivity or attract and retain our employees and could adversely affect our operations.

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

We, our customers, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our customers, their employees, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information and sensitive and personal information of our customers, their guests, and their employees, including contact information and payment information, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. As AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. In addition, our customers may authorize third-party technology providers to access their data and any unauthorized use of the third-party technology may result in unauthorized access to such data we obtain and process. These incidents can also originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform (or any platform of our third-party vendors) could result in the loss of service, unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information; however, we have experienced security and privacy incidents in the past, and we may face additional incidents in the future. Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security and privacy issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

We also have policies and procedures in place to contractually require third parties to which we transfer data to implement and maintain appropriate security and privacy measures. Sensitive and personal information is processed and stored by our customers, software and financial institution partners and third-party service providers to whom we outsource certain functions. Threats to third-party systems can originate from human error, fraud, or malice on the part of employees or third parties, or simply from accidental technological failure, and/or computer viruses and other malware that can be distributed and infiltrate systems of third parties on whom we rely. While we select third parties to which we transfer data carefully, we do not control their actions, and these third parties may experience breaches that result in unauthorized access of data and information stored with them despite these contractual requirements and the security measures these third parties employ.

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

Further, because data security is a critical competitive factor in our industry, we may make statements in our privacy statements and notices and in our marketing materials describing the privacy and security of our platform, including descriptions of certain security measures we employ or such features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection agency), or private litigants. U.S. and global regulators have also adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution partners and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems, or alter our business practices or our policies on data governance and security. If any of these outcomes were to occur, our operational costs could increase significantly. Failure to comply with applicable laws in this area could also result in significant fines, penalties, and reputational damage.

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

We use artificial intelligence in our platform and product offerings. Issues relating to the use of artificial intelligence and machine learning could adversely affect our results of operations.

We utilize artificial intelligence, or AI, solutions both for internal productivity purposes and in products and services available to our customers. We also work with partners who have incorporated or may incorporate AI solutions in their products and services. As with many innovations, AI presents risks and challenges that could affect its further development, adoption, and utilization, and therefore affect our business. For example, if the content, recommendation or analyses that AI applications assist in producing, or their training data are or are alleged to be deficient or inaccurate, we could be subject to competitive risks, potential legal liability, and reputational harm. Furthermore, the integration of third-party AI models, including Large Language Models, within our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications may also result in cybersecurity incidents, which could adversely affect our business. In addition, AI may present evolving ethical issues. If our use of AI becomes controversial, we may experience reputational harm or legal liability.

Further, given the early stage of generative AI, factors that may impact this type of technology, such as new government regulations and market demand, are uncertain, and we may be unsuccessful in our product development efforts. For example, several US states have introduced or enacted legislation that is designed to govern the development or use of AI. Other states and countries have or are considering applicable legislation, and the EU Artificial Intelligence Act, which aims to introduce a common regulatory and legal framework for EU Member States, came into effect on August 1, 2024. Our ability to use and offer AI and machine learning solutions may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including potential additional government regulation of AI and its various uses, may require significant resources for us to implement compliant and ethical AI practices.

Our competitors or other third parties have incorporated and may also incorporate AI into their products and services. If they adopt the use of AI more quickly or more successfully than us, our ability to compete effectively may be impaired, which may adversely affect our results of operations.

Risks Related to Our Financial Condition and Capital Requirements

If we are unable to achieve adequate revenue growth while our expenses increase, we may not consistently maintain or increase profitability in the future.

We expect to continue to invest in expanding our business, building software and hardware designed specifically for the markets we serve, and maintaining high levels of customer support, each of which we consider critical to our continued success. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure and expect to see a continued increase in total operating expenses. If we are unable to generate adequate revenue growth and manage our expenses, we may not consistently maintain or increase profitability in the future.

Further, we may make decisions that will adversely affect our short-term operating results if we believe those decisions will improve the experiences of our customers and their guests and if we believe such decisions will improve our operating results over the long term. For example, from time to time, we have implemented, and may in the future implement, expense cut initiatives and reduction to the size of our workforce to, among other things, align our cost structure with our business and longer term strategies, which may increase expenses in the short term and impact our ability to grow or quickly develop and introduce products. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Unfavorable conditions in the restaurant industry or the global economy could limit our ability to grow our business and materially impact our financial performance.

Our operating results may vary based on the impact of global events, such as geopolitical events, presidential elections and resulting policy changes, natural disasters, public health concerns or epidemics, and macroeconomic conditions, such as sanctions and tariffs, changes in inflation and interest rates and their potential impact on consumer spending. For example, the COVID-19 pandemic impacted our business and operations in a variety of ways, including supply chain challenges, disruptions in our sales and marketing efforts, restrictions in our ability to conduct research and development and other business activities, uncertainty in restaurant technology spending, and fluctuation on the payment volume processed through our platform.

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

A deterioration in general economic conditions (including distress in financial markets, fluctuations in inflation and interest rates, policy changes or changes relating to tariffs, and turmoil in specific economies around the world) may adversely affect our financial performance by causing a reduction in locations through restaurant closures or a reduction in gross payment volume. A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits. Adverse economic factors may accelerate the timing, or increase the impact of, risks to our financial performance. These factors could include:

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

As of December 31, 2024, we had accumulated $768 million and $837 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $683 million have an indefinite carryforward period but may not offset more than 80% of current taxable income annually, and $85 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a historical ownership change analysis and while we have experienced ownership changes in the past, none of our existing federal and state tax attributes are currently subject to historical limitations that are expected to materially limit our utilization. Our ability to utilize our federal and state attributes could be limited by ownership changes that may occur in the future.

We experience elements of seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.

Our business is highly dependent on the behavior patterns of our customers and their guests. We experience seasonality in our financial technology revenue which is largely driven by the level of payment volume processed through our platform. For example, our average customers typically have greater sales during the warmer months, though this seasonal effect varies regionally. As a result, our financial technology revenue per location has historically been stronger in the second and third quarters. As a result, seasonality may cause fluctuations in our financial results, and other trends that develop may similarly impact our results of operations.

Our failure or perceived failure to achieve our environmental, social, and governance, or ESG, goals or maintain ESG practices that meet evolving stakeholder expectations could adversely affect us.

We have published ESG initiatives, goals, and commitments. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We are also subject to the evolving and divergent views on ESG matters by different stakeholders including investors, employees, and regulatory agencies. New laws and regulations relating to ESG matters, including climate change, human capital, and diversity, such as the European Union’s Corporate Sustainability Reporting Directive and its Corporate Sustainability Due Diligence Directive, have been implemented, or are being developed and formalized in the U.S. and elsewhere. These regulations may entail specific, target-driven frameworks and other disclosure requirements. Our failure or perceived failure to achieve some or all of our ESG goals or maintain ESG-related practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from the investment community, regulatory authorities, and others or subject us to liability.

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

Some of our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with restaurants, larger existing user bases in certain markets, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Additionally, some potential customers in the restaurant industry, particularly large organizations, have elected, and may in the future elect, to develop their own business management and point of sale software and platforms. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding our addressable market. As we continue to expand our business by selling subscriptions to our platform in international markets and other verticals such as the retail market, we will also face competition from incumbents in these markets.

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

Some of our competitors offer specific point solutions, including subscriptions to software products without the requirement to use related payment processing services. While we believe that our integrated software and payments platform offers significant advantages over such point solutions and permit certain enterprise brands to utilize third-party payment service, customers who have specific needs that are addressed by these point solutions, and customers who do not want to change from an existing payment processing relationship to use our payment processing services, may believe that products and services offered by competitors better address their needs.

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

In addition to payment cards, our transaction processing services are subject to Nacha Rules, formerly the National Automated Clearing House Association Rules. Any changes in the Nacha Rules that increase our cost of doing business or limit our ability to provide processing services to our customers will adversely affect the operation of our business. If we or our customers fail to comply with the Nacha Rules or if our processing of customer transactions is materially or routinely delayed or otherwise disrupted, our partner financial institutions could suspend or terminate our access to Nacha’s clearing and settlement network, which would make it impossible for us to conduct our business on its current scale.

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

In the event of a shortage or supply interruption from suppliers of components used in our hardware products, we may not be able to develop alternate sources quickly, cost effectively, or at all. This supply interruption could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, existing and potential tariffs and sanctions, including those applicable to our relationships with vendors in China, or other trade restrictions, or other similar problems could increase our cost of production, limit or delay the supply of our products, or harm our reputation.

We also rely on certain suppliers located internationally as part of our supply chain, and the supply risks described above may similarly apply to or be more pronounced in respect of those international suppliers. For example, we have several long-term contracts with companies based in China and other parts of Asia. Issues and claims relating to these contracts and business arrangements may require us to bring a claim in China or another jurisdiction in Asia, which may be difficult and expensive to arbitrate, litigate, enforce, or otherwise resolve. In addition, there is uncertainty as to whether the courts in these international jurisdictions would recognize or enforce judgments of U.S. courts. Any litigation in international jurisdictions, including in China or other parts of Asia, may be protracted and result in substantial costs and diversion of resources and management attention.

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

We have partnerships with third parties that are an important source of new business. If any of our third-party partners, such as our partners in the online food marketplace that provide referrals, were to switch to providing marketing support for another payment processor, terminate their relationship with us, merge with or be acquired by one of our competitors, or shut down or become insolvent, we may no longer receive the benefits associated with that relationship, such as new customer referrals, and we also risk losing existing customers and the related payment processing that were originally referred to us by such third-party. Any of these events could adversely affect our ability to increase our revenue.

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

In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd Frank Act. We must also comply with laws related to lending, loan brokering, loan servicing, debt collection, on-demand pay, insurance, money laundering, money transfers, and advertising, as well as a number of domestic and international privacy and information security laws, including the CCPA and the GDPR. The GDPR in the EU and the UK, which have been incorporated into their respective laws, impose stringent requirements on the processing of personal data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Noncompliance with these privacy and security laws could result in significant penalties and remediation obligations. For example, under the GDPR, noncompliance can result in penalties up to the greater of 4% of worldwide annual revenue or €20 million (£17.5 million in the UK) depending on the circumstances. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

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

In addition, federal and state financial services regulators are aggressively enforcing existing laws, regulations, and rules and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. This shift in government enforcement policies and priorities may increase the risk that we will be subject to penalties and other materially adverse consequences through government enforcement actions. A finding that we failed to comply with applicable federal, state, and local law could result in actions that make our platform less convenient and attractive to, and potentially unsuitable for, customers and their guests or that have other materially adverse effects on our operations or financial condition. Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

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

As noted above, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the CCPA was amended by the California Privacy Rights Act, which went into effect in January 2023, significantly amended the CCPA and requires companies covered by the legislation to provide disclosures to California consumers and afford such consumers rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information and sharing personal information for certain advertising purposes. The CCPA also granted a new state agency, the California Privacy Protection Agency, powers to adopt and enforce regulations interpreting the CCPA, and the agency is continuing to adopt new rules that may require us to evolve and adapt our compliance strategies. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. In addition, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

A number of states have enacted and implemented various forms of consumer privacy legislation similar to the CCPA. We anticipate that more states may enact legislation similar to the CCPA and other state privacy laws, which provide consumers with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such consumers. Moreover, states may pass consumer privacy laws that deviate from or exceed the requirements of the existing laws, or that regulate specific business practices. For example, Washington state’s My Health My Data Act came into effect in 2024 and requires regulated businesses to apply specific protections for consumer health data, which is defined broadly to include certain data categories that are not directly related to health, such as location information. These state privacy developments have prompted a number of proposals for new federal and state-level privacy legislation and regulation. Such proposed legislation and regulation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

We publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of information. Although we endeavor to comply with our published statements, notices, and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy statements, notices, or any applicable privacy, security, or data protection, information security, or consumer-protection related laws, regulations, orders, or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties, or negative publicity, and could materially and adversely affect our business, financial condition, and results of operations. The publication of our privacy statements, notices, and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be non-compliant, deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations.

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

Changes in tax law may adversely affect our financial position and results.

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. While we believe our income tax provisions are reasonable, the actual tax outcomes could differ from what is recorded in our consolidated financial statements and may significantly impact our financial results in the period when these differences are resolved. Factors such as changes in tax rates, shifts in income and losses across regions with different tax rates, non-deductible expenses, adjustments to deferred tax assets and liabilities or valuation allowance could negatively affect our effective tax rate. Any increase in our tax rate could reduce our profitability or, in some cases, deepen our losses.

Our future tax rates could be influenced by modifications in accounting standards or alterations in tax laws at the federal, state, or international levels, as well as new tax rulings. The U.S. Department of Treasury can issue regulations and provide interpretive guidance, which could affect our compliance with the law and potentially impact our operational results when issued. Many countries are actively considering or have proposed or enacted changes to their tax laws based on the model rules adopted by the Organization for Economic Developments, defining a 15% global minimum tax (often referred to as Pillar 2). Such changes might elevate our tax responsibilities in the countries where we conduct business or necessitate adjustments in our operational strategies. Evolving global tax regulations affecting multinational corporations could significantly influence our operations, lead to an increase in our global effective tax rate and adversely impact our financial performance.

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

We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet, mobile devices and other hardware, social media, advertising, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of our business, increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These evolving regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, trademarks, patents, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, and the characteristics and quality of our services. It is not clear how existing laws governing issues such as property ownership, sales, use, and other taxes, and privacy apply to the Internet, e-commerce, and other new technologies. In addition, in the future, it is possible that foreign government entities in jurisdictions in which we have expanded or seek to expand our business may seek to or may even attempt to block access to our mobile applications and website. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.

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

Our products incorporate and are dependent to a significant extent upon the use of open-source software, and we intend to continue our use of open-source software in the future. Such open-source software is generally licensed by its authors or other third parties under open-source licenses and is typically freely accessible, usable, and modifiable. Pursuant to such open-source licenses, we may be subject to certain conditions, including requirements, depending on how the licensed software is used or modified, that we offer our proprietary software that incorporates the open-source software for little or no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open-source software and that we license such modifications or derivative works under the terms of the particular open-source license. These potential conditions could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantage. Further, if an author or other third-party that uses or distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained or are dependent upon the open-source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. Litigation could be costly for us to defend, negatively affect our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our products and technologies. Any requirement that we make available source code for modifications or derivative works we create based upon incorporating or using open-source software or that we license such modifications or derivative works under the terms of open-source licenses, could be harmful to our business, financial condition, or results of operations, and could help our competitors develop products and services that are similar to or better than ours. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open-source software, we may lose the right to continue to use and exploit such open-source software in connection with our operations and products, which could disrupt and adversely affect our business.

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

•our ability to execute on our share repurchase program as planned, including whether we meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;

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

•general economic conditions, such as fluctuating inflation and interest rates, global recessionary conditions, and slow or negative growth of our markets; and

•other events or factors, including those resulting from political events such as the presidential election and transition, hostilities or wars, incidents of terrorism, natural disasters, public health concerns or epidemics, or responses to these events.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, we had 81 million shares of Class B common stock outstanding, representing approximately 60% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers, and their affiliates beneficially owned in the aggregate approximately 45% of the voting power of our outstanding capital stock. These stockholders will have significant influence with respect to the election of our Board and approval of significant corporate actions, even after they no longer have a service relationship with us. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028.

The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of our company or another significant corporate transaction, and may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors and amendments of our organizational documents. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, FTSE Russell and S&P Dow Jones had previously restricted the inclusion of companies with multiple-class share structures in certain of their indices, including the S&P 500, although the S&P Dow Jones has revised this position and now includes companies with multiple-class share structures in their indices. Under such restrictions, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits, even though an action, if successful, might benefit our stockholders. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

Many members of our senior management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of managing cyber risks that we face and have established processes as part of our overall enterprise risk management, or ERM, program to identify, assess, and manage risks associated with cybersecurity. Our Board retains oversight of our cybersecurity risk management. Our cybersecurity program is informed by industry standards, including the National Institute of Standards and Technology, or NIST, Cybersecurity Framework. In general, we seek to address cybersecurity risks through a cross-functional approach that is designed to preserve the confidentiality, security and availability of the information that we collect and store.

Governance Related to Cybersecurity Risks

Our Board holds oversight responsibility over our strategy and risk management, including risks related to cybersecurity threats. Under the oversight of the Audit Committee, we have implemented an ERM framework that includes processes for identifying, assessing, and responding to cyber risk exposures. The enterprise risk management process is led by our chief compliance officer, where team members are responsible for working with cross-functional leadership at our Company to assess risks across designated verticals, including cybersecurity. The chief compliance officer reports on the ERM process to the Audit Committee of our Board regularly. In addition, we have established a management committee, or our Enterprise Risk and Compliance Committee, that meets regularly to review and report on the ERM framework to senior leadership.

Our Chief Information Security Officer, or CISO, who has decades of experience in similar roles in the technology industry, leads and oversees our information security program, including our cybersecurity policies and information security team. This team is responsible for implementing processes designed to identify and protect company assets through prevention and detection controls. Through our cybersecurity program, we have developed prevention, response and recovery processes and procedures designed to address potential adverse impacts to our company should a cyber event or incident occur. We have implemented security and awareness training which is required for all employees during onboarding and annually thereafter, and we conduct regular phishing simulations.

Management reports cybersecurity risks to the Enterprise Risk and Compliance Committee in accordance with the risk management program and to our Board’s Audit Committee in an effort to keep our Board apprised of the rapidly evolving cyber threat landscape and to enable the assessment of the effectiveness of our overall cybersecurity and compliance programs.

Cyber Risk Management and Strategy

Processes to identify, assess, and manage risks presented by cybersecurity threats are integrated into our overall ERM program and are informed by industry cybersecurity standards, including the NIST Cybersecurity Framework. Our CISO, in collaboration with the team responsible for the ERM program and the information security team, conducts a risk assessment process to regularly evaluate, monitor, manage, and mitigate cybersecurity risks. This process is also supported by periodic security testing and monitoring.

Our CISO reviews and contributes to the cybersecurity risk reporting that is provided to the Audit Committee of our Board on a quarterly basis. The quarterly updates include cybersecurity risk assessment results, which include risks associated with the use of third-party service providers, and cover efforts to mitigate previously identified risks. Our CISO also oversees the cybersecurity incident response team and is responsible for updating our Board on any cybersecurity incidents, including the mitigation and remediation of these incidents, should they occur.

As discussed within “Item 1A, Risk Factors”, we rely on service providers to process sensitive business information. As part of our risk management program, we have implemented a process to conduct a security review of third-party service providers, including through vendor questionnaires and contractual-related security requirements, as appropriate. In addition, we engage third-party experts, including external legal counsel and cybersecurity advisors, to assist in our identification and management of cybersecurity risks as needed. We have established an incident response process to assess, respond, and report in the event that a cybersecurity incident is detected. Management has also assembled a committee and an escalation protocol in connection with evaluating cybersecurity incidents for any potential disclosure obligations arising from such incidents.

Cybersecurity is incorporated into our overall business strategy as cybersecurity risks may have a negative impact on our business as outlined within “Item 1A, Risk Factors.” Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and security incidents of our and our third-party vendors’ data and systems. For more information, please see “Item 1A, Risk Factors.”

Item 2. Properties

Our corporate headquarters is located in Boston, Massachusetts, pursuant to an operating lease for approximately 102,000 square feet of office facilities that expires on June 30, 2028, unless earlier terminated pursuant any provision therein. We use our corporate headquarters for administration, sales and marketing, technology and development and professional services. We also lease additional offices in North America, Europe and Asia. We believe that these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “TOST” since September 22, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2024, there were 216 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2024, there were 55 holders of record of our Class B common stock.

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

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 22, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2024. The graph uses the closing market price on September 22, 2021 of $62.51 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

200
175
150
125
100
75
50
25
0
Dollars
9/22/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
Trade Date
TOST
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•Results of Operations. This section provides an overview and analysis of our financial results for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Discussions related to the fiscal year ended December 31, 2022 and year-over-year comparisons between the fiscal years ended December 31, 2023 and 2022 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, and incorporated herein by reference.

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

As of December 31, 2024, approximately 134,000 Locations, an increase of 26% year over year, processing approximately $159 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

Key Business Metrics

	Year Ended December 31,
(dollars in billions)	2024	2023	% Growth
Gross Payment Volume (GPV)*	$159.1	$126.1	26%

	As of December 31,
(dollars in millions)	2024	2023	% Growth
Total Annualized Recurring Run-Rate (ARR)*	$1,626	$1,218	34%
*: Certain percentages may not foot due to rounding.

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

General and administrative. General and administrative expenses consist primarily of expenses related to management and administrative functions, including finance, legal, human resources, and information technology. General and administrative expenses also include costs related to fees paid for certain professional services, including legal, information technology, and tax and accounting services, as well as bad debt and credit-related expenses.

Restructuring expenses. Restructuring expenses consist of personnel-related costs, including employee transition and severance payments, employee benefits, and related facilitation costs.

Other Income (Expenses)

Our other income (expenses) consist of the following:

Interest income, net. Consists primarily of interest earned on our cash and cash equivalents and marketable securities.

Change in fair value of warrant liability. Represents the change in the fair value of our warrant liability related to warrants issued to purchase shares of our common stock. The warrant liability is remeasured at fair value at each reporting date which could have a significant effect on other income (expense) and our results of operations during each period.

Other income, net. Primarily represents gains from warrant repurchases, foreign currency transaction gains and losses, and gains and losses from our marketable securities.

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

RESULTS OF OPERATIONS

The following section discusses the fiscal years ended December 31, 2024 and 2023 and provides a year-over-year comparison between fiscal years ended December 31, 2024 and 2023. Discussions related to the fiscal year ended December 31, 2022 and year-over-year comparisons between the fiscal years ended December 31, 2023 and 2022 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, and incorporated herein by reference.

Revenue

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Subscription services	$706	$500	$206	41%
Financial technology solutions	4,053	3,189	864	27%
Hardware and professional services	201	176	25	14%
Total revenue	$4,960	$3,865	$1,095	28%

The increase in subscription services revenue during the fiscal year ended December 31, 2024 was attributed to growth in Locations on the Toast platform and the continued increase in product adoption.

The increase in financial technology solutions revenue during the fiscal year ended December 31, 2024 was primarily attributable to the increase in Locations on the Toast platform.

The increase in hardware and professional services revenue during the fiscal year ended December 31, 2024 was primarily driven by growth in new Locations.

Costs of Revenue

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Subscription services	$219	$166	$53	32%
Financial technology solutions	3,175	2,503	672	27%
Hardware and professional services	371	357	14	4%
Amortization of acquired intangible assets	5	5	—	—%
Total costs of revenue	$3,770	$3,031	$739	24%

The increase in subscription services costs during the fiscal year ended December 31, 2024 was primarily attributable to an increase in employee-related costs.

The increase in financial technology solutions costs during the fiscal year ended December 31, 2024 was due to an increase in GPV.

The increase in hardware and professional services costs during the fiscal year ended December 31, 2024 was primarily attributable to an increase in employee-related costs.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Sales and marketing	$470	$401	$69	17%

The increase in sales and marketing expenses during the fiscal year ended December 31, 2024 was primarily attributable to an increase in employee-related costs.

Research and Development

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Research and development	$351	$358	$(7)	(2)%

Research and development expenses remained approximately flat during the fiscal year ended December 31, 2024.

General and Administrative

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
General and administrative	$307	$362	$(55)	(15)%

The decrease in general and administrative expenses during the fiscal year ended December 31, 2024 was primarily driven by a decrease in employee-related costs of $30 million and a decrease in lease termination expenses of $9 million.

Restructuring Expenses

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Restructuring expenses	$46	$—	$46	N/M
N/M - Not meaningful

Restructuring expenses included restructuring actions to adjust our cost structure and real estate footprint in 2024. See Note 12 to our consolidated financial statements for further information.

Interest Income, net

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Interest income, net	$42	$37	$5	14%

Interest income, net, increased by $5 million during the fiscal year ended December 31, 2024 compared to the prior fiscal year, primarily driven by increased cash and cash equivalent balances.

Change in Fair Value of Warrant Liability

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Change in fair value of warrant liability	$(49)	$3	$(52)	(1733)%

The change in fair value of the warrant liability during the fiscal year ended December 31, 2024 was attributable to an increase in our stock price and a reduction of outstanding warrants primarily due to a warrant repurchase of 5 million shares of Class B common stock in July 2024, or the Warrant Repurchase. See Note 3 to our consolidated financial statements for further information.

Other income, net

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Amount	%
Other income, net	$13	$3	$10	333%

The gain recognized in other income, net, for the fiscal year ended December 31, 2024 was primarily attributable to the Warrant Repurchase. See Note 3 to our consolidated financial statements for further information.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(in millions)	2024	2023
Net income (loss)	$19	$(246)
Stock-based compensation expense and related payroll tax	256	288
Depreciation and amortization	46	32
Interest income, net	(42)	(37)
Gain on warrant extinguishment	(14)	—
Change in fair value of warrant liability	49	(3)
Termination of leases	5	14
Stock-based charitable contribution expense	5	10
Restructuring and restructuring related expenses(1)	46	—
Acquisition expenses	—	1
Income tax expense	3	2
Adjusted EBITDA	$373	$61
(1) Restructuring and restructuring-related expenses for the fiscal year ended December 31, 2024 include $32 million of severance benefits, $12 million of stock-based compensation expense, and $2 million of accelerated amortization related to facilities.

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

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue:
Subscription services	$706	$500	$324
Financial technology solutions	4,053	3,189	2,268
Costs of Revenue:
Subscription services	219	166	112
Financial technology solutions	3,175	2,503	1,792
Subscription services and financial technology solutions gross profit (GAAP)	$1,365	$1,020	$688

	Year Ended December 31,
(in millions)	2024	2023	2022 (1)
Subscription services and financial technology solutions gross profit (GAAP)	$1,365	$1,020	$688
Stock-based compensation expense and related payroll tax	20	20	13
Depreciation and amortization	32	17	10
Non-GAAP subscription services and financial technology solutions gross profit (Non-GAAP)	$1,417	$1,057	$711
(1) For the fiscal year ended December 31, 2022, non-GAAP subscription services and financial technology solutions gross profit was not a key non-GAAP financial measure.

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

The following table presents a reconciliation of net cash provided by operating activities to the free cash flow for each of the periods presented:

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$360	$135
Capital expenditures	(54)	(42)
Free cash flow	$306	$93

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

	Year Ended December 31,
(in millions)	2024 (1)	2023 (2)
Cash and cash equivalents	$903	$605
Marketable securities	514	519
Cash and cash equivalents and marketable securities	$1,417	$1,124
Available credit facility	$325	$330
Total	$1,742	$1,454
(1) Excludes $123 million of cash held on behalf of customers and $59 million of restricted cash.
(2) Excludes $87 million of cash held on behalf of customers and $55 million of restricted cash.

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$360	$135
Net cash used in investing activities	(39)	(86)
Net cash provided by financing activities	18	63
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—
Net increase in cash, cash equivalents and restricted cash	$338	$112

Cash, Cash Equivalents and Marketable Securities

The net increase in cash, cash equivalents and marketable securities was primarily due to increases from cash provided by operating activities from the fiscal year ended December 31, 2024 compared to the previous year. During the fiscal year ended December 31, 2024, the increase in net cash provided by operating activities as compared to the fiscal year ended December 31, 2023, was driven by net income of $19 million during the fiscal year ended December 31, 2024 as compared to a net loss of $246 million during the same period last year, an increase in non-cash adjustments, primarily attributable to the fair value remeasurement of our warrant liability and increased amortization of deferred contract acquisition costs. This increase was partially offset by cash severance charges paid in connection with the Restructuring Plan and a higher use of cash for working capital primarily driven by higher deferred contract acquisition costs and increases of accounts receivable, net, resulting, in part, from continued growth in Locations, partially offset by higher accrued expenses and other current liabilities due to higher financial technology solutions expenses related to our growth in GPV.

The decrease in net cash used in investing activities during the fiscal year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023, was primarily driven by net cash inflows from marketable securities as compared to net cash outflows from marketable securities during last year, partially offset by an increase in capital expenditures. The decrease in net cash provided by financing activities during the fiscal year ended December 31, 2024, as compared to the same period last year, was primarily driven by cash outflows related to the Warrant Repurchase and share repurchases, partially offset by an increase in cash inflows from the proceeds from the issuance of common stock.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023 to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. We were in compliance with all financial covenants as of December 31, 2024. As of December 31, 2024, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $5 million. As of December 31, 2024, our total available borrowing capacity under the 2021 Facility was $325 million. See Note 7, "Debt" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements” for further information.

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

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of December 31, 2024 our fully diluted share count was as follows:

Year Ended December 31, 2024 (1)
(shares in millions)
Class A and B common stock issued and outstanding	572
Options to purchase Class A common stock and Class B common stock	28
Unvested restricted stock units	22
Warrants to purchase Class B common stock	1
Shares reserved for charitable donations	4
Total fully diluted share count	627
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.

For further information see "Note 3. Financial Instruments", “Note 9. Common Stock" and "Note 10. Stock-Based Compensation" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements.”

Other Capital Requirements

Recent and expected material cash and other capital requirements, in addition to the above also include the following:

•As of December 31, 2024, our non-cancellable purchase obligations to hardware suppliers totaled $65 million, all of which is due within the next 12 months.

•As of December 31, 2024, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $185 million of which $69 million is due within the next 12 months and $116 million thereafter.

•As of December 31, 2024, operating lease commitments totaled $39 million, of which $12 million is due in 2025 and $27 million is due thereafter. For further information refer to Note 6, "Lessee Arrangements” included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements.”

In addition to the above material cash requirements, we also recognize liabilities associated with financial guarantees related to loan purchase activities. Such activities are further described within Note 2, "Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements.” See also Note 16, "Commitments and Contingencies" and Note 6, "Lessee Arrangements" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements.”

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

We believe that the critical accounting estimates summarized below involve a greater degree of judgment and complexity. Accordingly, these are the estimates and policies we believe are the most critical in fully understanding and evaluating our financial condition and results of operations. For further information on our critical accounting estimates and policies summarized below, refer to Note 2, "Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements.” If the impact of changes in our critical accounting estimates are material or considered necessary to understand our results of operations for the periods presented, then such information is disclosed within this Annual Report on Form 10-K in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our contracts often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately as opposed to being combined may require judgment. We allocate total arrangement consideration at the inception of an arrangement to each performance obligation using the relative selling price allocation method based on each distinct performance obligation’s standalone selling price, or SSP. Determining the SSP for each distinct performance obligation requires judgement.

Business Combinations

The acquisition purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Valuation techniques generally consist of the market approach, income approach and/or cost approach. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach and/or cost approach generally requires us to use assumptions to estimate future cash flows including those related to revenue and expense, long-term growth rates, discount rates, future tax rates and assumptions related to the time, cost and effort to recreate the technology acquired. Such assumptions are inherently uncertain and unpredictable and can differ from actual future events. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models and from the future cash flows actually realized. The fair value of assets acquired and liabilities assumed related to our most recent acquisitions is further described in Note 17, "Business Combinations" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

Stock-Based Compensation Expense

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option awards. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the weighted-average historical volatility of our Class A common stock and the average historical volatility of a number of publicly traded companies in a similar industry. We also estimate a forfeiture rate to calculate the stock-based compensation expense for options and restricted stock units, or RSUs, based on an analysis of actual historical experience and expected employee attrition rates.

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

Total stock-based compensation recognized in fiscal year 2024 related to stock-options was $42 million. For further information related to stock-based compensation expense and key assumptions utilized refer to Note 10, "Stock-Based Compensation Expense" included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements.”

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

Interest Rate Sensitivity

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the fair value of those securities. We had cash and cash equivalents of $903 million and marketable securities of $514 million as of December 31, 2024. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and the securities are considered investment-grade debt securities and classified as available-for-sale. The securities are recorded at fair value in the Consolidated Balance Sheets with unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity within accumulated other comprehensive loss. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We do not enter into investments for speculative purposes.

Based on our investment portfolio balance as of December 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial position. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Credit Risk

We are exposed to credit risk on accounts receivable and our loan servicing activities. This risk is mitigated due to our diverse customer base, dispersed over various geographic regions. During the fiscal years ended December 31, 2024, 2023, and 2022, we had no customers individually that accounted for more than 10% of our total revenue. No customers individually accounted for more than 10% of our total receivables at December 31, 2024 and 2023. We maintain provisions for potential credit losses and evaluate on an ongoing basis the solvency of our customers and the impact of current and future conditions to determine if additional allowances for credit losses need to be recorded.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Toast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toast, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Valuation of Toast Capital Contingent Liability for Expected Credit Losses

Description of the Matter	As of December 31, 2024, the contingent liability for expected credit losses related to loan servicing activities through the Toast Capital loan program was $29 million. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company records a contingent liability for expected credit losses accounted for under ASC 326 related to the Company’s contingent obligation to purchase ineligible loans. Management’s measurement of the contingent liability for expected credit losses is based on historical lifetime loss data, as well as macroeconomic forecasts, as applicable, applied to the loan portfolio.

Auditing the Company’s contingent liability for expected credit losses involved a high degree of complexity in evaluating loss severity estimates and subjectivity in evaluating management’s measurement of their expected loss forecasts used during the applicable period.

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

To test the expected loss forecasting models, with the support of valuation specialists, we evaluated the model methodology and replicated a sample of models. We also tested the appropriateness of key inputs used in these models by agreeing a sample of inputs to supporting information and tested the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the key assumptions included, among others, comparing forecasted losses and default probabilities to historical trends, while also considering changes in the Company’s loan portfolio. We performed sensitivity analyses over the key assumptions to evaluate the change in the contingent liability resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Toast, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Toast Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toast, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2025

TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for number of shares and par value)

	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$903	$605
Marketable securities	514	519
Accounts receivable, net	115	69
Inventories, net	118	118
Other current assets	325	259
Total current assets	1,975	1,570
Property and equipment, net	98	75
Operating lease right-of-use assets	25	36
Intangible assets, net	20	26
Goodwill	113	113
Restricted cash	59	55
Other non-current assets	118	83
Total non-current assets	433	388
Total assets	$2,408	$1,958
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$37	$32
Deferred revenue	59	39
Accrued expenses and other current liabilities	715	592
Total current liabilities	811	663
Warrants to purchase common stock	22	64
Operating lease liabilities, non-current	24	33
Other long-term liabilities	6	4
Total liabilities	863	764
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock - par value $0.000001; 100 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value: Class A - 7,000 million shares authorized; 491 million and 429 million shares issued and outstanding as of December 31, 2024 and 2023, respectively; Class B - 700 million shares authorized; 81 million and 114 million shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Accumulated other comprehensive loss	(1)	—
Additional paid-in capital	3,150	2,817
Accumulated deficit	(1,604)	(1,623)
Total stockholders’ equity	1,545	1,194
Total liabilities and stockholders’ equity	$2,408	$1,958

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription services	$706	$500	$324
Financial technology solutions	4,053	3,189	2,268
Hardware and professional services	201	176	139
Total revenue	4,960	3,865	2,731
Costs of revenue:
Subscription services	219	166	112
Financial technology solutions	3,175	2,503	1,792
Hardware and professional services	371	357	311
Amortization of acquired intangible assets	5	5	5
Total costs of revenue	3,770	3,031	2,220
Gross profit	1,190	834	511
Operating expenses:
Sales and marketing	470	401	319
Research and development	351	358	282
General and administrative	307	362	294
Restructuring expenses	46	—	—
Total operating expenses	1,174	1,121	895
Income (loss) from operations	16	(287)	(384)
Other income (expenses):
Interest income, net	42	37	11
Change in fair value of warrant liability	(49)	3	95
Other income, net	13	3	1
Income (loss) before income taxes	22	(244)	(277)
Income tax (expense) benefit	(3)	(2)	2
Net income (loss)	$19	$(246)	$(275)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.46)	$(0.54)
Diluted	$0.03	$(0.47)	$(0.72)
Weighted-average shares used in computing net income (loss) per share:
Basic	559	532	512
Diluted	591	533	512

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$19	$(246)	$(275)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	1	2	(1)
Currency translation adjustments	(2)	—	—
Total other comprehensive income (loss)	(1)	2	(1)
Comprehensive income (loss)	$18	$(244)	$(276)

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at December 31, 2021	$2,194	$(1,102)	$(1)	$1,091
Issuance of common stock under equity plans	19	—	—	19
Issuance of common stock in connection with business combination	1	—	—	1
Issuance of common stock upon net exercise of common stock warrants	18	—	—	18
Stock-based compensation	235	—	—	235
Issuance of common stock in connection with charitable contribution	10	—	—	10
Other comprehensive loss, net of tax	—	—	(1)	(1)
Net loss	—	(275)	—	(275)
Balances at December 31, 2022	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock under equity plans	38	—	—	38
Issuance of common stock upon net exercise of common stock warrants	1	—	—	1
Stock-based compensation	290	—	—	290
Issuance of common stock in connection with business combination	1	—	—	1
Issuance of common stock in connection with charitable contribution	10	—	—	10
Other comprehensive income, net of tax	—	—	2	2
Net loss	—	(246)	—	(246)
Balances at December 31, 2023	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	100	—	—	100
Issuance of common stock upon net exercise of common stock warrants	17	—	—	17
Stock-based compensation	267	—	—	267
Share repurchases	(56)	—	—	(56)
Issuance of common stock in connection with charitable contribution	5	—	—	5
Other comprehensive loss, net of tax	—	—	(1)	(1)
Net Income	—	19	—	19
Balances at December 31, 2024	$3,150	$(1,604)	$(1)	$1,545

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$19	$(246)	$(275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46	32	24
Stock-based compensation expense	253	277	228
Amortization of deferred contract acquisition costs	82	62	44
Change in fair value of warrant liability	49	(3)	(95)
Credit loss expense	70	64	34
Stock-based charitable contribution expense	5	10	10
Asset impairments	5	15	—
Gain on warrant extinguishment	(14)	—	—
Other non-cash items	(7)	(17)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(72)	(3)	(35)
Other current assets	(15)	(12)	(36)
Deferred contract acquisition costs	(130)	(107)	(71)
Inventories, net	—	(7)	(68)
Accounts payable	5	1	(11)
Accrued expenses and other current liabilities	48	81	116
Deferred revenue	23	(5)	(11)
Operating lease right-of-use assets and operating lease liabilities, net	(4)	1	—
Other assets and liabilities	(3)	(8)	(13)
Net cash provided by (used in) operating activities	360	135	(156)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(9)	(46)
Capital expenditures	(54)	(42)	(33)
Purchases of marketable securities	(473)	(623)	(434)
Proceeds from the sale of marketable securities	126	35	46
Maturities of marketable securities	362	556	369
Other investing activities	—	(3)	—
Net cash used in investing activities	(39)	(86)	(98)
Cash flows from financing activities:
Proceeds from issuance of common stock	99	36	15
Change in customer funds obligations, net	36	27	26
Warrant repurchase	(61)	—	—
Repurchases of Class A common stock	(56)	—	—
Other financing activities	—	—	(3)
Net cash provided by financing activities	18	63	38
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—	—
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	338	112	(216)
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	747	635	851
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,085	$747	$635
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$903	$605	$547
Cash held on behalf of customers	123	87	60

Restricted cash	59	55	28
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,085	$747	$635
Supplemental disclosure of cash flow information
Cash paid for income taxes	$3	$2	$1
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software	$14	$13	$7
Cash paid for amounts included in the measurement of lease liabilities	$14	$14	$24
Right-of-use assets obtained in exchange for new operating lease liabilities / (reduction) of lease liabilities from lease terminations and modifications	$1	$(40)	$14
Issuance of Class B common stock upon exercise of common stock warrants	$17	$1	$18

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC. The consolidated financial statements include the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

We are subject to a number of risks and uncertainties, including geopolitical events, presidential elections and transitions, natural disasters, public health concerns or epidemics, and macroeconomic conditions, such as changes in inflation and interest rates, which may also impact consumer behavior, the restaurant industry, and our business.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, fair values and useful lives of assets acquired and liabilities assumed through business combinations, stock-based compensation expense, fair value measurements of warrants, the allowance for credit losses, liabilities associated with financial guarantees related to loan purchase activities, incremental borrowing rates applied in valuation of lease liabilities, accounting for income taxes, as well as the amortization period for deferred contract acquisition costs.

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

The fair value of our marketable securities is determined based on quoted market prices of similar assets and classified as Level 2 within the fair value hierarchy. (See Note 3. “Financial Instruments”). The carrying values of accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term nature.

Concentration of Credit Risk and Significant Customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash deposits and cash equivalents, marketable securities, and accounts receivable. We maintain a large portion of our cash deposits and cash equivalents primarily with one financial institution, which, at times, may exceed federally insured limits. We have not incurred any losses associated with this concentration of deposits. Our investment policy provides guidelines and limits regarding investment type, concentration, credit quality, and maturity aimed at maintaining sufficient liquidity to satisfy operating and working capital requirements along with strategic initiatives, preserving capital, and minimizing risk of capital loss while generating returns on our investments.

Accounts receivable are typically unsecured. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During the fiscal years ended December 31, 2024, 2023, and 2022, we had no customers that individually accounted for more than 10% of our total revenue and no customers that individually accounted for more than 10% of our total accounts receivable as of December 31, 2024 or 2023.

Segment Information

Our operations constitute a single operating and reportable segment. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer who reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance.

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

Restricted cash represents cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital (See Note 4, "Loan Servicing Activities and Acquired Loans Receivable, Net").

Marketable Securities

Our marketable securities are classified as available-for-sale. We classify our marketable securities as current assets, including those with maturities greater than 12 months, as they are available for use in current operations or to satisfy other liquidity requirements.

Marketable securities are carried at fair value, and we report unrealized gains and losses as a component of accumulated other comprehensive income (loss), net of tax, until the security is sold or matures, except for changes in the allowance for expected credit losses, which are recorded in our results of operations. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of other income, net in the accompanying Consolidated Statements of Operations.

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

Assets and Liabilities Recorded with Loan Servicing Activities

We perform loan servicing activities through the Toast Capital loan program, where we partner with an industrial bank to provide working capital loans to qualified Toast customers based on the customer’s current payment processing and point of sale data. Under the program, our bank partner originates the loans and we market and service the loans and facilitate the loan application and origination process. These loans provide eligible customers with access to financing up to $300 thousand dollars, and loan repayment occurs automatically through a fixed percentage of every payment transaction processed on Toast’s platform.

Under the terms of our agreement with our industrial bank partner, we are obligated to purchase certain loans originated by our industrial banking partner in cases where the customer’s payments on the loan are missing or delayed for a defined period of time, and the loan is considered defaulted or delinquent (ineligible). Our obligation is limited to a specified percentage of the total loans originated, measured on a quarterly basis. The loan purchase, net of expected recoveries, reduces our potential liability with respect to the quarterly cohort of loans from which the ineligible loan originated. Refer to Note 2, "Summary of Significant Accounting Policies", "Acquired Loans Receivable, Net" for information on our accounting for purchased loans.

This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase ineligible loans, and a non-contingent liability accounted for under ASC 460, Guarantees, or ASC 460, related to our obligation to stand-ready to perform under the obligation, both of which are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. We measure a contingent liability for expected credit losses which is based on historical lifetime loss data, as well as macroeconomic forecasts as applicable, applied to the loan portfolio. Probability of default curves are generated using historical default data for portfolios of guaranteed loans with similar risk characteristics. Loss severity estimates are generated using historical collections data for the loans purchased by us. Additionally, we may apply macroeconomic factors, such as forecasted trends in unemployment rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the outstanding principal amounts of the guaranteed loans. We may also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of its current expected credit losses. The expected term of the loans guaranteed by us typically range from 90 to 360 days, and the reasonable and supportable forecast period we have included in our projected loss rates is approximately 12 months based on externally sourced data.

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

Please refer to Note 4, “Loan Servicing Activities and Acquired Loans Receivable, Net” for additional information on the liabilities related to the financial guarantees.

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

The lease term includes the non-cancelable term, unless it is reasonably certain that a renewal or termination option will be exercised.

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

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by us. We have one reporting unit and test goodwill for impairment at least annually in the fourth quarter or more frequently if indicators of potential impairment exist. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for the excess of the carrying value of the reporting unit over its fair value. There were no goodwill impairment losses recognized during the fiscal years ended December 31, 2024, 2023, and 2022. Based on our quantitative goodwill impairment test, the reporting unit’s fair value significantly exceeded its carrying value at December 31, 2024.

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

Acquired technology and customer relationships amortization is recorded within costs of revenue and sales and marketing expenses, respectively, within the Consolidated Statements of Operations.

The estimated useful lives for acquired technology and customer relationship intangible assets are as follows:

Estimated Useful Life
Acquired technology	3 - 10 years
Customer acquired intangible assets	5 - 6 years

We evaluate the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated future undiscounted future net cash flows expected to be generated from their use and eventual disposal. If the carrying amount is not recoverable, the carrying amount is reduced to fair value and impairment loss is recognized. See Note 8, "Other Balance Sheet Information" for additional information related to property and equipment impairments.

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

Compensation cost is recognized on a straight-line basis for stock-options, RSUs, and our 2021 Employee Stock Purchase Plan, or ESPP, and on an accelerated attribution basis for awards with a performance condition for each separately vesting portion of the award over the applicable vesting period and only if performance-based conditions are considered probable to be satisfied.

We use the Black-Scholes option-pricing model to determine the estimated fair value of stock option and ESPP awards based on the date of the grant. We estimate the following assumptions used in the option pricing model:

•Expected Volatility—We estimate the expected volatility of our Class A common stock based upon the weighted-average historical stock price volatility of our Class A Common stock and the average historical volatility of comparable publicly traded companies in our industry group over a period commensurate with the options' expected term.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the fiscal years ended December 31, 2024, 2023, and 2022, was $43 million, $29 million, and $25 million, respectively, and is included in sales and marketing expense in the accompanying Consolidated Statements of Operations.

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

Net Income (Loss) Per Share Attributable to Common Stockholders

Our Class A common stock and Class B common stock share proportionately, on a per share basis, in our net income (losses) and participate equally in the dividends on common stock, if declared. We allocate net income and losses attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share attributable to common stockholders. As a result, basic and diluted net income (loss) per share of Class A common stock and Class B common stock are equivalent.

We compute net income (loss) per common share based on the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase and Class A restricted common stock. Diluted income (loss) per common share gives effect to all potentially dilutive securities which are excluded from the computation if the effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The annual disclosure amendments in this update are effective for us beginning in our fiscal year ending December 31, 2024. The interim disclosure amendments are effective for us beginning in fiscal year ending December 31, 2025. We adopted ASU 2023-07 for the fiscal year ended December 31, 2024, which did not have a material impact on our business, results or operations. For further information, refer to Note 15, Segment Information for the inclusion of the new required disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on either a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal year beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

3. Financial Instruments

The following table presents information about our financial assets and liabilities that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$671	$—	$—	$671
Commercial paper	—	24	—	24
Certificates of deposit	—	3	—	3
Corporate bonds	—	100	—	100
U.S. government agency securities	—	7	—	7
Treasury bonds	—	233	—	233
Asset-backed securities	—	147	—	147
	$671	$514	$—	$1,185
Liabilities:
Warrants to purchase common stock	$—	$—	$22	$22
	$—	$—	$22	$22

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$267	$—	$—	$267
Commercial paper	—	53	—	53
Certificates of deposit	—	29	—	29
Corporate bonds	—	80	—	80
U.S. government agency securities	—	37	—	37
Treasury bonds	—	213	—	213
Asset-backed securities	—	107	—	107
	$267	$519	$—	$786
Liabilities:
Warrants to purchase common stock	$—	$—	$64	$64
	$—	$—	$64	$64

During the fiscal years ended December 31, 2024 and 2023, there were no transfers amongst Level 1, Level 2 and Level 3.

We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the years ended December 31, 2024, 2023, and 2022. All unrealized losses were immaterial and recognized in other comprehensive income (loss).

The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	December 31, 2024
	Fair Value	Unrealized Losses
Commercial paper	$13	$—
Certificates of deposit	—	—
Corporate bonds	33	—
U.S. government agency securities	7	—
Treasury bonds	102	—
Asset-backed securities	13	—
Total	$168	$—

Marketable Securities

The fair values of the marketable securities by contractual maturities at December 31, 2024 were as follows (in millions):

December 31, 2024
Due within 1 year	$270
Due after 1 year through 5 years	237
Due after 5 years and thereafter	7
Total marketable securities	$514

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.3%	4.0%
Contractual term (in years)	2	3
Expected volatility	57.5%	63.8%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.16

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2022	$68
Change in fair value	(3)
Settlement	(1)
Balance as of December 31, 2023	64
Change in fair value	49
Warrant extinguishment	(74)
Settlement	(17)
Balance as of December 31, 2024	$22

On July 3, 2024, we repurchased a warrant, or the Warrant, to purchase 5 million shares of our Class B common stock for an aggregate purchase price of $61 million, or the Warrant Repurchase. The Warrant was canceled and is no longer outstanding. Immediately prior to the Warrant Repurchase, we recognized a remeasurement gain of $2 million within “Change in fair value of warrant liability” in the Consolidated Statements of Operations for the fiscal year ended December 31, 2024. Upon the Warrant Repurchase, we also recognized a gain on the extinguishment of the Warrant of $14 million within “Other income, net” in the Consolidated Statements of Operations for the fiscal year ended December 31, 2024.

As of December 31, 2024 and 2023, the maximum number of shares of our class B common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million and 7 million, respectively.

4. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the fiscal years ended December 31, 2024 and 2023 were as follows (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$29	$14
Credit loss expense	45	54
Reductions due to loan purchases	(45)	(39)
Ending balance	$29	$29

The balance of the non-contingent stand-ready liability was $10 million and $11 million, as of December 31, 2024 and 2023, respectively, recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

As of December 31, 2024 and 2023, $59 million and $55 million, respectively, were classified as restricted cash on the Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Amount
Balance as of December 31, 2022	$107
Acquisitions	6
Balance as of December 31, 2023	113
Acquisitions	—
Balance as of December 31, 2024	$113

Intangible assets, net consisted of the following (in millions):

	As of December 31, 2024
	Technology Assets	Customer Assets	Total
Gross carrying amount	$22	$4	$26
Accumulated amortization	(5)	(1)	(6)
Intangible assets, net	$17	$3	$20

	As of December 31, 2023
	Technology Assets	Customer Assets	Total
Gross carrying amount	$40	$7	$47
Accumulated amortization	(18)	(3)	(21)
Intangible assets, net	$22	$4	$26

The total estimated future amortization of intangible assets as of December 31, 2024 was as follows (in millions):

Amount
2025	$6
2026	6
2027	4
2028	1
2029	1
Thereafter	2
Total	$20

6. Lessee Arrangements

The components of lease expense were as follows during the fiscal years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$11	$12	$21
Variable lease expense	3	3	4
Total	$14	$15	$25

Operating lease expense reflects the non-cash amortization of right-of-use-assets recorded within operating lease right-of-use assets and operating lease liabilities, net on Consolidated Statements of Operations.

Current operating lease liabilities, recorded within other current liabilities on our Consolidated Balance Sheets, were $10 million and $11 million as of December 31, 2024 and 2023, respectively.

The weighted-average remaining lease term and discount rate for our operating leases were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)	3.8	4.4
Weighted-average discount rate	6.74%	6.34%

At December 31, 2024, future lease payments under our operating leases were as follows (in millions):

Amount
2025	$12
2026	11
2027	8
2028	4
2029	1
Thereafter	3
Total future minimum lease payments	39
Less: Imputed interest	5
Present value of future minimum lease payments	$34

7. Debt

Revolving Line of Credit

During 2021, we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023 to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. We were in compliance with all financial covenants as of December 31, 2024. As of December 31, 2024, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $5 million. As of December 31, 2024, our total available borrowing capacity under the 2021 Facility was $325 million.

8. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	December 31,
	2024	2023
Accounts receivable	$99	$57
Unbilled receivables	24	23
Less: Allowance for credit losses	(8)	(11)
Accounts receivable, net	$115	$69

A summary of changes in our allowance for credit losses with respect to our accounts receivable is as follows (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$(11)	$(12)
Additions	(21)	(10)
Write offs	24	11
Ending balance	$(8)	$(11)

Other Current Assets (in millions)

	December 31,
	2024	2023
Cash held on behalf of customers	$123	$87
Deferred contract acquisition costs, current (Note 11)	74	60
Other	128	112
Total other current assets	$325	$259

Property and Equipment, Net (in millions)

	December 31,
	2024	2023
Capitalized software	$150	$97
Computer equipment	21	18
Leasehold improvements	15	13
Tooling and equipment	5	4
Furniture and fixtures	4	3
Construction in process	3	1
Property and equipment, gross	198	136
Less: Accumulated depreciation and amortization	(100)	(61)
Property and equipment, net	$98	$75

Depreciation and amortization expense, which excludes amortization expense related to capitalized software, for the fiscal years ended December 31, 2024, 2023, and 2022, was $11 million, $10 million, and $10 million, respectively. For the fiscal years ended December 31, 2024, 2023, and 2022, impairment expense was $2 million, $15 million and $0 million, respectively.

During the fiscal years ended December 31, 2024 and 2023, we capitalized $53 million and $48 million, respectively, in software and website development costs. As of December 31, 2024 and 2023, property and equipment, net in the Consolidated Balance Sheets included unamortized software and website development costs of $80 million and $57 million, respectively. Amortization expense attributable to capitalized software and website development costs was $30 million, $16 million, and $9 million, respectively, for the fiscal years ended December 31, 2024, 2023, and 2022.

Accrued Expenses and Other Current Liabilities (in millions)

	December 31,
	2024	2023
Accrued transaction-based costs	$312	$253
Customer funds obligation	123	87
Accrued expenses	69	68
Accrued payroll and bonus	126	103
Other liabilities	85	81
Total accrued expenses and other current liabilities	$715	$592

9. Common Stock

Shares of Stock

The following table shows the changes in Class A and Class B shares of common stock (in millions):

	Year Ended December 31,
	2024	2023	2022
Class A and B Common Stock (in shares)
Balance, beginning of period	543	523	507
Issuance of common stock under equity plans	30	19	14
Issuance of common stock, other	1	1	2
Repurchases of common stock	(2)	—	—
Balance, end of period	572	543	523

Changes in Class B Common stock were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Class B Common Stock (in shares)
Balance, beginning of period	114	170	339
Conversions to Class A common stock	(33)	(56)	(169)
Balance, end of period	81	114	170

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

During the fiscal year ended December 31, 2024, we repurchased $56 million of Class A common stock. At December 31, 2024, approximately $194 million remained authorized for repurchase under our share repurchase program.

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our social impact arm. During the fiscal year ended December 31, 2021, our Board approved reserving 5 million shares of Class A common stock that we may, but are not obligated to, issue over a certain period to fund our social impact initiatives through Toast.org. During the fiscal years ended December 31, 2024, 2023 and 2022, we recognized stock-based charitable contribution expense of $5 million, $10 million and $10 million, respectively, for the fair value of the donated shares. Such expenses were recorded within general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2024, 4 million shares were reserved for future issuances for charitable donations.

10. Stock-Based Compensation Expense

Stock-based compensation expense recognized for the fiscal years ended December 31, 2024, 2023, and 2022, was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$40	$43	$33
Sales and marketing	54	58	50
Research and development	84	94	72
General and administrative	63	82	73
Restructuring expenses	12	—	—
Total stock based compensation	$253	$277	$228

Stock-based compensation of $14 million, $13 million and $7 million, was capitalized as software development costs for the fiscal years ended December 31, 2024, 2023, and 2022, respectively.

Stock Option and Incentive Plans

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted and approved in 2021. The 2021 Plan replaced the 2014 Plan, which was initially adopted in 2014 and continues to govern outstanding equity awards granted thereunder. The 2021 Plan allows us to make equity-based and cash-based incentive awards to our officers, employees, directors, and consultants. The number of shares reserved and available for issuance under the 2021 Plan automatically increases each January 1, by 5% of the total outstanding number of shares of the Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of our Board. As of December 31, 2024, 95 million shares were authorized for future issuance under the 2021 Plan.

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

As of December 31, 2024, 26 million shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower.

Stock Options

Our stock option awards generally have a requisite service period of four to five years and a contractual life of ten years.

The following table indicates the weighted-average assumptions made in estimating the fair value based on the Black-Scholes model as of December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.06%	3.90%	2.42%
Expected term (in years)	6.09	6.08	6.07
Expected volatility	59%	56%	52%
Expected dividend yield	0%	0%	0%
Weighted-average fair value per share of common stock	$24.53	$18.01	$17.24
Weighted-average fair value per share of options issued	$14.51	$10.24	$8.94

The following is a summary of stock option activity under our stock option plans:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2023	48	$7.07
Granted	2	24.53
Exercised	(19)	4.61
Forfeited	(3)	11.86
Outstanding as of December 31, 2024	28	$9.42
Options vested and expected to vest as of December 31, 2024	27	$9.17	5.7	$747
Options exercisable as of December 31, 2024	23	$7.31	5.3	$680
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

The aggregate intrinsic values of options exercised was $401 million, $137 million, and $134 million for the fiscal years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, total unrecognized stock-based compensation expense related to the options was $55 million and is expected to be recognized over the remaining weighted-average service period of 2.2 years.

Restricted Stock Units

The majority of our restricted stock units, or RSU, awards have a requisite service period of four years. We reflect RSUs as issued and outstanding shares of common stock when such units vest. The following table summarizes RSU activity as of December 31, 2024:

	RSU (in millions)	Weighted- Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2023	33	$20.70
Granted	7	24.77
Vested	(11)	21.48
Forfeited	(7)	21.24
Outstanding balance as of December 31, 2024	22	$21.41
Expected to vest as of December 31, 2024	19	21.36

The weighted-average grant-date fair value per share of RSUs granted during the fiscal years ended December 31, 2023 and 2022 was $18.58 and $18.40, respectively. The fair value of RSUs vested during the fiscal years ended December 31, 2024, 2023, and 2022 was $284 million, $208 million, and $108 million, respectively.

As of December 31, 2024, total unrecognized stock-based compensation expense related to the RSUs was $338 million and is expected to be recognized over the remaining weighted-average service period of 2.4 years.

11. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

	Year Ended December 31,
	2024	2023
Deferred revenue, beginning of period	$41	$46
Deferred revenue, end of period	$63	$41
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$39	$42

Deferred revenue includes amounts classified within other long-term liabilities on our Consolidated Balance Sheets.

As of December 31, 2024, $837 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $785 million of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$127	$82
Capitalization	127	107
Amortization	(82)	(62)
Ending balance	$172	$127

As of December 31, 2024 and 2023, $74 million and $60 million, respectively, of our current deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets in the accompanying Consolidated Balance Sheets.

12. Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $46 million during the fiscal year ended December 31, 2024. These charges were recorded within restructuring expenses on our Consolidated Statements of Operations, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of December 31, 2024, we substantially completed the Restructuring Plan with immaterial remaining liabilities.

13. Income Taxes

The components of income (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$7	$(258)	$(286)
Foreign	15	14	9
Income (loss) before income taxes	$22	$(244)	$(277)

The components of income tax (expense) benefit for the fiscal years ended December 31, 2024, 2023, and 2022, were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Current state	$(2)	$(1)	$(1)
Current foreign	(1)	(2)	(2)
Current tax expense	(3)	(3)	(3)
Deferred federal	—	1	4
Deferred state	—	—	1
Deferred tax benefit	—	1	5
Total income tax (expense) benefit	$(3)	$(2)	$2

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2024 and 2023, were as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$210	$196
Stock-based compensation expense	25	40
Credit carryforward	63	62
Accrued expenses and reserves	65	49
Charitable contributions	11	10
Deferred revenue	1	2
Depreciation	2	—
Capitalized R&D	112	77
Lease liability	8	11
Total deferred tax assets	497	447
Valuation allowance	(442)	(397)
Net deferred tax assets	55	50
Deferred tax liabilities:
Depreciation	—	(2)
Amortization	(5)	(7)
Capitalized contract acquisition costs	(44)	(32)
Right-of-use asset	(6)	(9)
Total deferred tax liabilities	(55)	(50)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our effective tax rate to the United States federal income tax rate were as follows:

	December 31,
	2024	2023	2022
Tax provision at statutory rate	21.0%	21.0%	21.0%
State tax—net of federal	(20.2)%	5.4%	7.8%
Permanent items - Other	—%	—%	(0.4)%
Warrants	33.7%	0.3%	7.3%
Non-deductible executive compensation	95.1%	(0.9)%	(0.7)%
Non-deductible meals and entertainment	6.3%	(0.5)%	(0.4)%
Research and development credits	(29.3)%	6.5%	4.6%
Stock-based compensation expense	(304.9)%	3.6%	(0.5)%
Change to uncertain tax positions	17.4%	—%	—%
Global intangible low-taxed income	(8.6)%	(1.3)%	(0.6)%
Other, net	(3.9)%	0.4%	—%
Change in valuation allowance	204.9%	(35.3)%	(37.5)%
Effective Tax Rate	11.5%	(0.8)%	0.6%

During the fiscal year ended December 31, 2024, we recorded an income tax expense of $3 million, which is primarily attributable to U.S. state tax expense and the tax expense recorded on the earnings of our profitable foreign subsidiaries.

Management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and has determined that it is more likely than not that we will not recognize the benefits of our deferred tax assets and, as a result, a full valuation allowance has been retained against our net deferred tax assets as of December 31, 2024. The valuation allowance increased by $45 million, $87 million and $104 million during the fiscal years ended December 31, 2024, 2023, and 2022, respectively, primarily due to the impact of stock-based compensation windfall tax benefits, operating losses incurred and tax credits generated during each year.

As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $768 million which may be able to offset future income tax liabilities. Of the federal net operating loss carryforward $683 million has an indefinite carryforward period, and $85 million will expire at various dates through 2037. As of December 31, 2024, we had U.S. state net operating loss carryforwards of $837 million, of which $692 million begin to expire in 2032 and the remaining $145 million do not expire. As of December 31, 2024, we had U.S. federal tax credit carryforwards of $51 million which expire between 2033 and 2044. As of December 31, 2024 we had U.S. state tax credit carryforwards of $21 million which expire between 2032 and 2039.

Ownership changes, as defined in the Internal Revenue Code Section 382, could limit the amount of U.S. net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. We have completed a historical ownership change analysis through 2023, and while we have experienced ownership changes in the past, none of our existing federal and state tax attributes are subject to historical limitations that are expected to materially limit our utilization. Our ability to utilize our federal and state attributes could be limited by ownership changes that may occur in the future.

The following table reflects changes in unrecognized tax benefits for the periods presented below (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$—	$—	$—
Additions for tax positions related to current period	2	—	—
Additions for tax positions related to prior periods	3	—	—
Lapse of statute of limitations / settlements	—	—	—
Balance, end of year	$5	$—	$—

As of December 31, 2024, the Company had gross unrecognized tax benefits of $5 million, that if recognized would result in a net benefit of zero. We recognize accrued interest and penalties related to income tax matters as a component of income tax expense, neither of which are material for any of the periods presented.

We file income tax returns in the United States (federal, and various state jurisdictions), as well as various foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2024. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities until utilized in a future period.

The Organization for Economic Co-operation and Development (“OECD”) introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024, and further rules becoming effective beginning in 2025. We have performed an initial assessment of the potential impact to income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on the results of the assessment, we do not believe we will be subject to additional income taxes for 2024 under Pillar Two. We are continuing to evaluate and monitor the impact of the Pillar Two rules on future periods in the jurisdictions in which we operate.

As of December 31, 2024, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from unremitted earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside of the U.S. Due to a recent launch of foreign operations that remain insignificant to our overall activities, the amount of unrecognized basis difference is not material as of December 31, 2024.

14. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is determined by dividing net income or loss by the weighted-average shares outstanding for the period. We analyze the potential dilutive effect of stock options, unvested restricted stock, RSUs, shares under our ESPP, and warrants to purchase common stock, during periods we generate net income, or when income is recognized related to changes in fair value of warrant liabilities.

The following table sets forth the computation of net income (loss) per share attributable to common stockholders (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss), basic	$19	$(246)	$(275)
Less: Gain on change in fair value of warrant liability(1)	—	3	95
Net income (loss), diluted	$19	$(249)	$(370)
Denominator:
Weighted-average shares of common stock outstanding - basic	559	532	512
Effect of dilutive securities:
Dilutive common share equivalents included in dilutive shares	32	—	—
Warrants to purchase Class B common stock(1)	—	1	—
Weighted-average shares of common stock outstanding - diluted	591	533	512
Net income (loss) per share, basic	$0.03	$(0.46)	$(0.54)
Net income (loss) per share, diluted	$0.03	$(0.47)	$(0.72)
(1) During the fiscal years ended December 31, 2023 and 2022, we recorded a gain on fair value remeasurement of our warrant liability. For purposes of computing diluted income (loss) per share, these gains were excluded from our net income (loss) and the corresponding weighted-average shares were also adjusted accordingly.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Options to purchase Class A common stock and Class B common stock	3	48	54
Unvested restricted stock	—	1	3
Unvested restricted stock units	2	33	31
Warrants to purchase Class B common stock (2)	1	—	—
Total	6	82	88
(2) During the fiscal year ended December 31, 2024, we recorded a loss on fair value remeasurement of our warrant liability. These warrants were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect.

15. Segment Information

We have one reportable segment, Toast, Inc., consisting of a comprehensive platform of software-as-a-service, or SaaS, products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We manage the business activities on a consolidated basis. The types of software and services from which we generate revenue are described under our “Revenue Recognition” policy within our “Summary of Significant Accounting Policies.”

Our chief operating decision maker, or CODM, is our Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statements of Operations as consolidated net income (loss). The CODM does not use any segment asset measures to assess performance and decide how to allocate resources.

The following table sets out our measure of profit or loss and significant segment expenses (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue	$4,960	$3,865	$2,731
Segment costs of revenue(1)	(3,726)	(2,985)	(2,185)
Segment sales and marketing(1)	(412)	(340)	(268)
Segment research and development(1)	(263)	(261)	(209)
Segment general and administrative(1)	(241)	(278)	(220)
Stock-based compensation and related payroll taxes	(256)	(288)	(232)
Other segment items(2)	(43)	41	108
Net income (loss)	$19	$(246)	$(275)
(1) These segment expenses exclude stock-based compensation and related payroll taxes. Stock-based compensation and related payroll taxes are presented separately as an additional significant segment expense. The amounts consist of both stock-based compensation (refer to Note 10. Stock-Based Compensation for tabular disclosure of amounts included within other significant segment expenses) and the corresponding payroll taxes.
(2) Other segment items include restructuring and restructuring-related expenses, interest income, net, change in fair value of warrant liability, other income, net and income tax (expense) benefit.

We have significant operations in the United States, Ireland, and India. We did not earn material revenue in any country other than the United States during the fiscal years ended December 31, 2024, 2023, and 2022.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2024	2023
United States	$111	$99
Ireland	5	7
India	6	4
Other	1	1
Total long-lived assets	$123	$111

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to specific countries are based upon the country in which the asset is located.

16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2024, our non-cancellable purchase obligations to hardware suppliers totaled $65 million, all of which is due within the next 12 months.

As of December 31, 2024, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $185 million of which $69 million is due to within the next 12 months and $116 million thereafter.

Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to reasonable estimates. As of December 31, 2024 and December 31, 2023, we do not expect any claims with a reasonably possible adverse outcome to have a material impact to us, and accordingly, have not accrued for any material claims.

17. Business Combinations

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

The operating results of Delphi have been reflected in our results of operations from the date of the acquisition, but were not material to our consolidated financial statements. The purchase price allocation has been finalized with no changes made for the fiscal year ended December 31, 2024.

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

The fair values of the developed technology and customer relationships intangible assets were based on Level 3 inputs using the cost and income approaches, respectively. The primary unobservable inputs were development effort and after-tax cash flows, respectively.
Goodwill, which is not deductible for tax purposes, represents the excess of the consideration transferred over the fair value of the net assets acquired, and is primarily attributable to expected synergies between our operations and those Sling, as well as the assembled workforce.
The operating results of Sling have been reflected in our results of operations from the date of the acquisition, but were not material to our consolidated financial statements. The purchase price allocation has been finalized with no changes made to purchase price allocation for the fiscal years ended December 31, 2024 and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2024. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, together with management, have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Principal Executive Officer and Principal Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon such evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

On November 18, 2024, Christopher P. Comparato, our board member, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Comparato’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 635,000 shares of our Class A common stock and the donation from time to time of a maximum of 40,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Comparato’s Rule 10b5-1 trading plan expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On November 26, 2024, Jonathan Vassil, our Chief Revenue Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Vassil’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 400,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Vassil’s Rule 10b5-1 trading plan expires on November 21, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On December 4, 2024, Stephen Fredette, our President, Co-Founder and board member, the SHFA Family Trust and the SHFA 2021 Nominee Trust, where shares held by such trusts are held indirectly by Mr. Fredette, collectively entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 1,852,929 shares of our Class A common stock (636,616 shares contributed by Mr. Fredette; 227,448 shares contributed by the SHFA Family Trust; and 988,865 shares contributed by the SHFA 2021 Nominee Trust), and the donation by Mr. Fredette from time to time of a maximum of 281,594 shares of our Class A common stock pursuant to the terms of the plan. This trading plan expires on August 29, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On December 6, 2024, Elena Gomez, our President, Chief Financial Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Gomez’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 100,000 shares of our Class A common stock pursuant to the terms of the plan. Ms. Gomez’s Rule 10b5-1 trading plan expires on March 1, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended December 31, 2024, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We maintain a stock trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, and employees and to the Company itself. We believe our stock trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our stock trading policy is filed as Exhibit 19.1 to this Form 10-K.

The information required by this item, including information about our Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

Not applicable.

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated June 6, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001–40819), filed with the Securities and Exchange Commission on June 10, 2024).

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

4.4
Fifth Amended and Restated Investors’ Rights Agreement, dated April 27, 2020, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on August 27, 2021).

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

10.3#
2021 Stock Option and Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819), filed with the Securities and Exchange Commission on February 27, 2024).

10.4*#	2021 Employee Stock Purchase Plan, as amended.
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

10.7#
Toast, Inc. Senior Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40819) filed with the Securities and Exchange Commission on December 10, 2021).

10.8#
Toast, Inc. Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819) filed with the Securities and Exchange Commission on February 27, 2024).

10.9†
Lease, dated June 12, 2015, by and between Registrant and Landmark Center Park Drive LLC, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on August 27, 2021).

10.10
Revolving Credit and Guaranty Agreement, dated June 8, 2021, by and among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-259104), filed with the Securities and Exchange Commission on August 27, 2021).

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

10.15#
Toast, Inc. Deferred Compensation Program (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819) filed with the Securities and Exchange Commission on February 27, 2024).

10.16#
2024 Executive Severance and Change in Control Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40819) filed with the Securities and Exchange Commission on November 8, 2024).

19.1*	Toast, Inc. Stock Trading Policy, as amended
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Toast, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819) filed with the Securities and Exchange Commission on February 27, 2024).

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on February 26, 2025.

TOAST, INC.

By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aman Narang and Elena Gomez, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aman Narang	Chief Executive Officer, Co-Founder, and Director	February 26, 2025
Aman Narang

/s/ Elena Gomez	President, Chief Financial Officer	February 26, 2025
Elena Gomez

/s/ Paul Bell	Director	February 26, 2025
Paul Bell

/s/ Kent Bennett	Director	February 26, 2025
Kent Bennett

/s/ Susan E. Chapman-Hughes	Director	February 26, 2025
Susan E. Chapman-Hughes

/s/ Christopher P. Comparato	Director	February 26, 2025
Christopher P. Comparato

/s/ Stephen Fredette	President, Co-Founder, and Director	February 26, 2025
Stephen Fredette

/s/ Mark Hawkins	Chair of the Board, Director	February 26, 2025
Mark Hawkins

/s/ Hilarie Koplow-McAdams	Director	February 26, 2025
Hilarie Koplow-McAdams

/s/ Deval L. Patrick	Director	February 26, 2025
Deval L. Patrick

/s/ David Yuan	Director	February 26, 2025
David Yuan