Form 10-Q
period 2025-03-31
Toast, Inc.
filed 2025-05-09
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 498 million shares of Class A common stock and 81 million shares of Class B common stock as of May 5, 2025.

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
•the attraction and retention of qualified employees and key personnel and the impacts of any restructuring activities;
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
•the impact of global financial, economic, political, and health events, such as U.S. presidential administration-related changes, fluctuations in inflation and interest rates, capital market disruptions, tariffs, sanctions, or economic slowdowns or recessions, on our business and the restaurant industry;
•our ability to source, finance, and integrate companies and assets that we have or may acquire; and
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors listed or described from time to time in our filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except for number of shares and par value)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$1,005	$903
Marketable securities	484	514
Accounts receivable, net	118	115
Inventories, net	111	118
Other current assets	404	325
Total current assets	2,122	1,975
Property and equipment, net	93	98
Operating lease right-of-use assets	23	25
Intangible assets, net	19	20
Goodwill	113	113
Restricted cash	67	59
Other non-current assets	127	118
Total non-current assets	442	433
Total assets	$2,564	$2,408
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$48	$37
Deferred revenue	58	59
Accrued expenses and other current liabilities	738	715
Total current liabilities	844	811
Warrants to purchase common stock	19	22
Operating lease liabilities, non-current	22	24
Other long-term liabilities	6	6
Total liabilities	891	863
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.000001 per share; 100 million shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.000001 per share: Class A - 7,000 million shares authorized; 496 million and 491 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively Class B - 700 million shares authorized; 81 million shares issued and outstanding as of both March 31, 2025 and December 31, 2024	—	—
Accumulated other comprehensive income (loss)	—	(1)
Additional paid-in capital	3,221	3,150
Accumulated deficit	(1,548)	(1,604)
Total stockholders’ equity	1,673	1,545
Total liabilities and stockholders’ equity	$2,564	$2,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription services	$209	$151
Financial technology solutions	1,082	873
Hardware and professional services	46	51
Total revenue	1,337	1,075
Costs of revenue:
Subscription services	66	50
Financial technology solutions	831	683
Hardware and professional services	93	92
Amortization of acquired intangible assets	1	1
Total costs of revenue	991	826
Gross profit	346	249
Operating expenses:
Sales and marketing	133	107
Research and development	84	83
General and administrative	79	74
Restructuring expenses	7	41
Total operating expenses	303	305
Income (loss) from operations	43	(56)
Other income (expense):
Interest income, net	12	10
Change in fair value of warrant liability	3	(36)
Income (loss) before taxes	58	(82)
Income tax (expense) benefit	(2)	(1)
Net income (loss)	$56	$(83)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.15)
Diluted	$0.09	$(0.15)
Weighted-average shares used in computing net income (loss) per share:
Basic	575	547
Diluted	603	547
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$56	$(83)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	0	(1)
Currency translation adjustments	1	0
Total other comprehensive income (loss)	1	(1)
Comprehensive income (loss)	$57	$(84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended March 31, 2025

	Preferred Stock Shares	Class A and B Common Stock Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at December 31, 2024	—	572	$3,150	$(1,604)	$(1)	$1,545
Issuance of common stock under equity plans	—	5	26	—	—	26
Stock-based compensation	—	—	62	—	—	62
Share repurchases	—	0	(17)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	1	1
Net income	—	—	—	56	—	56
Balances at March 31, 2025	—	577	$3,221	$(1,548)	$—	$1,673

The accompanying notes are an integral part of these condensed consolidated financial statements.
TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended March 31, 2024

	Preferred Stock Shares	Class A and B Common Stock Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balances at December 31, 2023	—	543	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	—	9	28	—	—	28
Stock-based compensation	—	—	69	—	—	69
Share repurchases	—	0	(4)	—	—	(4)
Other comprehensive loss, net of tax	—	—	—	—	(1)	(1)
Net loss	—	—	—	(83)	—	(83)
Balances at March 31, 2024	—	552	$2,910	$(1,706)	$(1)	$1,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$56	$(83)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19	11
Stock-based compensation expense	60	66
Amortization of deferred contract acquisition costs	23	19
Change in fair value of warrant liability	(3)	36
Credit loss expense	22	15
Other non-cash items	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(9)	(22)
Other current assets	(12)	(19)
Deferred contract acquisition costs	(33)	(30)
Inventories, net	7	(2)
Accounts payable	10	16
Accrued expenses and other current liabilities	(56)	(37)
Deferred revenue	(1)	11
Other assets and liabilities	(4)	1
Net cash provided by (used in) operating activities	79	(20)
Cash flows from investing activities:
Capital expenditures	(10)	(13)
Purchases of marketable securities	(110)	(145)
Proceeds from the sale of marketable securities	40	18
Maturities of marketable securities	102	111
Net cash provided by (used in) investing activities	22	(29)
Cash flows from financing activities:
Change in customer funds obligations, net	64	49
Proceeds from issuance of common stock	26	28
Repurchases of Class A common stock	(17)	(4)
Net cash provided by financing activities	73	73
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	174	24
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,085	747
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,259	$771
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$1,005	$578
Cash held on behalf of customers	187	136
Restricted cash	67	57
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,259	$771
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software	2	3
Cash paid for amounts included in the measurement of lease liabilities	2	3
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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025 or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report. As of March 31, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

Risks and Uncertainties

We are subject to a number of risks and uncertainties, including geopolitical events, changes in trade policy, including trade wars, tariffs, sanctions, or the threat of such actions, natural disasters, public health concerns or epidemics, and macroeconomic conditions, such as changes in inflation and interest rates, which may also impact consumer behavior, the restaurant industry, and our business.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Recent Accounting Pronouncements

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

2. Financial Instruments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$752	$—	$—	$752
Commercial paper	—	31	—	31
Certificates of deposit	—	3	—	3
Corporate bonds	—	96	—	96
Treasury bonds	—	174	—	174
Asset-backed securities	—	180	—	180
	$752	$484	$—	$1,236
Liabilities:
Warrants to purchase common stock	$—	$—	$19	$19
	$—	$—	$19	$19

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$671	$—	$—	$671
Commercial paper	—	24	—	24
Certificates of deposit	—	3	—	3
Corporate bonds	—	100	—	100
U.S. government agency securities	—	7	—	7
Treasury bonds	—	233	—	233
Asset-backed securities	—	147	—	147
	$671	$514	$—	$1,185
Liabilities:
Warrants to purchase common stock	$—	$—	$22	$22
	$—	$—	$22	$22

During the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the three months ended March 31, 2025 and 2024. All unrealized losses were immaterial and recognized in other comprehensive income (loss).

The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	March 31, 2025		December 31, 2024
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$18	$0	$13	$0
Corporate bonds	14	0	33	0
U.S. government agency securities	—	—	7	0
Treasury bonds	55	0	102	0
Asset-backed securities	23	0	13	0
Total	$110	$0	$168	$0

Marketable Securities

The fair values of the marketable securities by contractual maturities at March 31, 2025 were as follows (in millions):

March 31, 2025
Due within 1 year	$210
Due after 1 year through 5 years	257
Due after 5 years and thereafter	17
Total marketable securities	$484

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.9%	4.3%
Contractual term (in years)	2	2
Expected volatility	54.2%	57.5%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.50

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2024	$22
Change in fair value	(3)
Balance as of March 31, 2025	$19

As of March 31, 2025, the maximum number of shares of our common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million.

3. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$29	$29
Credit loss expense	16	11
Reductions due to loan purchases	(12)	(14)
Ending balance	$33	$26

As of both March 31, 2025 and December 31, 2024, the non-contingent stand-ready liability was $10 million.

As of March 31, 2025 and December 31, 2024, $67 million and $59 million, respectively, were classified as restricted cash on the Condensed Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Lessee Arrangements

The components of lease expense were as follows for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$2	$3
Variable lease expense	1	1
Total	$3	$4

Operating lease expense reflects the non-cash amortization of right-of-use assets.

5. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	March 31, 2025	December 31, 2024
Accounts receivable	$96	$99
Unbilled receivables	26	24
Less: Allowance for credit losses	(4)	(8)
Accounts receivable, net	$118	$115

A summary of changes in our allowance for credit losses with respect to our accounts receivable is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$(8)	$(11)
Additions	(4)	(5)
Write offs	8	3
Ending Balance	$(4)	$(13)

Other Current Assets (in millions)

	March 31, 2025	December 31, 2024
Cash held on behalf of customers	$187	$123
Deferred contract acquisition costs, current (Note 6)	77	74
Prepaid expenses	42	29
Other	98	99
Total other current assets	$404	$325

Accrued Expenses and Current Liabilities (in millions)

	March 31, 2025	December 31, 2024
Accrued transaction-based costs	$332	$312
Customer funds obligation	187	123
Accrued expenses	70	69
Accrued payroll and bonus	58	126
Contingent liability for expected credit losses	33	29
Other liabilities	58	56
Total accrued expenses and other current liabilities	$738	$715

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Three Months Ended March 31, 2025
Deferred revenue, beginning of period	$63
Deferred revenue, end of period	60
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$42

As of March 31, 2025, approximately $875 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $821 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

Three Months Ended March 31, 2025
Beginning balance	$172
Capitalization	33
Amortization	(23)
Ending balance	$182

As of March 31, 2025, $77 million of our deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets on the Condensed Consolidated Balance Sheet. Amortization expense attributable to deferred contract acquisition costs was $19 million for the three months ended March 31, 2024.

7. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024, was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$9	$10
Sales and marketing	14	11
Research and development	20	18
General and administrative	14	17
Restructuring expenses	3	10
Total stock-based compensation	$60	$66

Stock Options

The following is a summary of stock option activity under our stock option plans for the three months ended March 31, 2025:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2024	28	$9.42
Granted	2	33.49
Exercised	(2)	8.76
Forfeited	0	16.09
Outstanding as of March 31, 2025	28	$10.94
Options vested and expected to vest as of March 31, 2025	27	$10.47	5.7	$605
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of March 2025, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $57 million during the three months ended March 31, 2025.

As of March 31, 2025, total unrecognized stock-based compensation expense related to the options was $71 million and is expected to be recognized over the remaining weighted-average service period of 2.9 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSU, activity during the three months ended March 31, 2025:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2024	22	$21.41
Granted	4	33.73
Vested	(3)	21.55
Forfeited	(1)	20.55
Outstanding balance as of March 31, 2025	22	$23.63
Expected to vest as of March 31, 2025	19	$23.37

The fair value of RSUs vested during the three months ended March 31, 2025 was $109 million.

As of March 31, 2025, total unrecognized stock-based compensation expense related to the RSUs was $383 million and is expected to be recognized over the remaining weighted-average service period of 2.7 years.

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

During the three months ended March 31, 2025, we repurchased $17 million in Class A common stock. As of March 31, 2025, approximately $177 million remained authorized for repurchase under our share repurchase program.

8. Restructuring Plan

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $41 million during the three months ended March 31, 2024, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of March 31, 2025, we substantially completed the Restructuring Plan with immaterial remaining liabilities.

During the three months ended March 31, 2025, we incurred $7 million of one-time restructuring costs to continue focusing on operational efficiency, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. These charges were recorded within restructuring expenses on our Condensed Consolidated Statements of Operations. As of March 31, 2025, the remaining liability was immaterial.

9. Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations, and adjust the provision for discrete tax items recorded in the period.

Our effective income tax rate was 2.6% and (1.4)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our net deferred tax assets.
The income tax expense was $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. The change in the provision is primarily driven by a mix of earnings in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

10. Net Income (Loss) Per Share Attributable to Common Stockholders

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

The following table sets forth the calculation of net income (loss) per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss), basic	$56	$(83)
Less: Gain on change in fair value of warrant liabilities (1)	3	—
Net income (loss), diluted	$53	$(83)
Denominator:
Weighted-average shares of common stock outstanding - basic	575	547
Effect of dilutive securities:
Dilutive common share equivalents included in dilutive shares	28	—
Weighted-average shares of common stock outstanding - diluted	603	547
Net income (loss) per share, basic	$0.10	$(0.15)
Net income (loss) per share, diluted	$0.09	$(0.15)
(1) During the three months ended March 31, 2025, we recorded a gain on fair value remeasurement of warrant liabilities, which was added back to net income to adjust for the dilutive impact of the warrants. We adjusted the weighted-average shares outstanding for the incremental dilutive shares using the treasury stock method. During the three months ended March 31, 2024, we recorded a loss on fair value remeasurement of our warrant liability, which was excluded from the calculation of diluted earnings per share due to its anti-dilutive effect.

The following potential shares of common stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Options to purchase Class A common stock and Class B common stock	1	43
Unvested restricted stock units	1	32
Warrants to purchase Class B common stock	—	7
	2	82

11. Segment Information

We have one reportable segment, Toast, Inc., consisting of a comprehensive platform of software-as-a-service, or SaaS, products, financial technology solutions, including integrated payment processing, restaurant-grade hardware, and a broad ecosystem of third-party partners. We manage the business activities on a consolidated basis. The types of software and services from which we generate revenue are described under our “Revenue Recognition” policy within our “Summary of Significant Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our chief operating decision maker, or CODM, is our Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is also reported on the Condensed Consolidated Statements of Operations as consolidated net income (loss). The CODM does not use any segment asset measures to assess performance and decide how to allocate resources.

The following table sets out our measure of profit or loss and significant segment expenses (in millions):

	Three months ended March 31,
	2025	2024
Revenue	$1,337	$1,075
Costs of revenue(1)	(980)	(815)
Sales and marketing(1)	(117)	(93)
Research and development(1)	(62)	(63)
General and administrative(1)	(64)	(56)
Stock-based compensation and related payroll taxes	(64)	(62)
Other items(2)	6	(69)
Net income (loss)	$56	$(83)
(1) These expenses exclude stock-based compensation and related payroll taxes. Stock-based compensation and related payroll taxes are presented separately as an additional significant segment expense, which consist of both stock-based compensation (refer to Note 7. Stockholders’ Equity for tabular disclosure of amounts included within other significant segment expenses) and the corresponding payroll taxes.
(2) Other segment items include restructuring and restructuring-related expenses, interest income, net, change in fair value of warrant liability, and income tax (expense) benefit.

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2025, our non-cancellable purchase obligations to hardware suppliers totaled $69 million, all of which is due within the next 12 months.

As of March 31, 2025, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $148 million of which $31 million is due to within the next 12 months and $117 million thereafter.

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

13. Subsequent Events

During 2021, we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023 to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. We were in compliance with all financial covenants as of March 31, 2025. As of March 31, 2025, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $4 million. As of March 31, 2025, our total available borrowing capacity under the 2021 Facility was $326 million.

On May 6, 2025, we entered into a Second Amendment Agreement to the 2021 Facility, referred to as the Restated Credit Agreement, which effected certain modifications to the financial covenants and terms set forth in the 2021 Facility. The Restated Credit Agreement (i) increases the total borrowing capacity from $330 million to $350 million with a letter of credit sublimit of $75 million and (ii) extends the term of the 2021 Facility from June 8, 2026 to May 6, 2030. Upon the date of the amendment, there were no borrowings outstanding and outstanding letters of credit totaled $4 million; our total available borrowing capacity under the Restated Credit Agreement was $346 million. For further information, please refer to the description of the Restated Credit Agreement included in section (a) of Part II, Item 5, “Other Information” included in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q, if applicable. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

As of March 31, 2025, approximately 140,000 Locations, an increase of 25% year over year, processing approximately $167 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

Seasonality and Other Factors

We experience seasonality in our financial technology solutions revenue, which is largely driven by the level of Gross Payment Volume, or GPV, processed through our platform. Moreover, our performance may be impacted by global financial, economic, and political events. For example, customers typically have greater sales during the warmer months, though this effect varies regionally, and customer sales can be impacted by seasonal needs of our customers (which may also impact the total number of Toast Processing Locations in such a period that contributes to our GPV). As a result, our financial technology solutions revenue per Toast Processing Location has historically been stronger in the second and third quarters. We believe that financial technology solutions revenue from both existing and potential future products will continue to represent a significant proportion of our overall revenue mix, and seasonality will continue to impact our results of operations. Our performance may also be impacted by geopolitical events, such as tariffs, which may influence consumer spending or restaurant operations. There is uncertainty as to when specific tariffs may go into effect and the impact higher tariffs may have on consumer demand or on our business. For further discussion of such potential impacts, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(dollars in billions)	2025	2024	% Growth
Gross Payment Volume (GPV)	$42.2	$34.7	22%

	As of March 31,
(dollars in millions)	2025	2024	% Growth
Annualized Recurring Run-Rate (ARR)	$1,713	$1,305	31%

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

Results of Operations

Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2025	2024	Amount	%
Subscription services	$209	$151	$58	38%
Financial technology solutions	1,082	873	209	24%
Hardware and professional services	46	51	(5)	(10)%
Total revenue	$1,337	$1,075	$262	24%

The increase in subscription services revenue during the three months ended March 31, 2025 was attributable to growth in Locations on the Toast platform and the continued increase in product adoption.

The increase in financial technology solutions revenue during the three months ended March 31, 2025 was attributable to the increase in Locations on the Toast platform.

Costs of Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2025	2024	Amount	%
Subscription services	$66	$50	$16	32%
Financial technology solutions	831	683	148	22%
Hardware and professional services	93	92	1	1%
Amortization of acquired intangible assets	1	1	—	—%
Total costs of revenue	$991	$826	$165	20%

The increase in subscription services costs during the three months ended March 31, 2025 was primarily driven by a $9 million increase in amortization of capitalized software and a $5 million increase in employee-related costs.

The increase in financial technology solutions costs during the three months ended March 31, 2025 was due to an increase in GPV.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in millions)	2025	2024	Amount	%
Sales and marketing	$133	$107	$26	24%
Research and development	84	83	1	1%
General and administrative	79	74	5	7%
Restructuring expenses	7	41	(34)	(83)%
Total operating expenses	303	305	(2)	(1)%

The increase in sales and marketing expenses during the three months ended March 31, 2025 was primarily driven by a $14 million increase in employee-related costs, including an increase in deferred contract acquisition cost amortization, and a $10 million increase in marketing expenses.

Research and development and general and administrative expenses both remained approximately flat during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

The decrease in restructuring expenses during three months ended March 31, 2025 was driven by significant restructuring and restructuring-related expenses incurred during the three months ended March 31, 2024 as part of the February 2024 Restructuring Plan. See Note 8 included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Restructuring Plan.

Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
(dollars in millions)	2025	2024	Amount	%
Change in fair value of warrant liability	$3	$(36)	$39	108%

The change in fair value of warrant liability for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was driven by a combination of decreased stock prices in the three months ended March 31, 2025 compared to increased stock prices in the three months ended March 31, 2024 and a reduction of outstanding warrants from repurchase and exercises in the year ended December 31, 2024.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$56	$(83)
Stock-based compensation expense and related payroll tax	64	62
Depreciation and amortization	19	10
Interest income, net	(12)	(10)
Change in fair value of warrant liability	(3)	36
Restructuring and restructuring-related expenses(1)	7	41
Income tax expense	2	1
Adjusted EBITDA	$133	$57
(1) Restructuring and restructuring-related expenses for the three months ended March 31, 2025 include $4 million of severance benefits and $3 million of stock-based compensation expense. Restructuring and restructuring-related expenses for the three months ended March 31, 2024 include $30 million of severance benefits, $10 million of stock-based compensation expense, and $1 million of accelerated depreciation related to facilities.

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

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue:
Subscription services	$209	$151
Financial technology solutions	1,082	873
Costs of Revenue:
Subscription services	66	50
Financial technology solutions	831	683
Subscription services and financial technology solutions gross profit (GAAP)	$394	$291

	Three Months Ended March 31,
(in millions)	2025	2024
Subscription services and financial technology solutions gross profit (GAAP)	$394	$291
Stock-based compensation expense and related payroll tax	5	5
Depreciation and amortization	16	7
Non-GAAP subscription services and financial technology solutions gross profit (Non-GAAP)	$415	$303

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$79	$(20)
Capital expenditures	(10)	(13)
Free cash flow	$69	$(33)

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	March 31, 2025 (1)	December 31, 2024 (2)
Cash and cash equivalents	$1,005	$903
Marketable securities	484	514
Cash and cash equivalents and marketable securities	$1,489	$1,417
Available credit facility	$326	$325
Total	$1,815	$1,742
(1) Excludes $187 million of cash held on behalf of customers and $67 million of restricted cash.
(2) Excludes $123 million of cash held on behalf of customers and $59 million of restricted cash.

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$79	$(20)
Net cash provided by (used in) investing activities	22	(29)
Net cash provided by financing activities	73	73
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	$174	$24

Cash, cash equivalents and marketable securities

The net increase in cash, cash equivalents and marketable securities in the three months ended March 31, 2025 was primarily due to cash provided by operating activities of $71 million (which excludes changes in the balance of restricted cash), cash provided by investing activities of $22 million, and an increase of $64 million in cash held on behalf of customers.

The increase in net cash provided by operating activities during the three months ended March 31, 2025, as compared to the same period last year, was primarily driven by net income of $56 million during the three months ended March 31, 2025 as compared to a net loss of $83 million during the same period last year. This was partially offset by a decrease in non-cash adjustments primarily attributable to the movement of the change in fair value of our warrant liability.

The increase in net cash provided by investing activities during the three months ended March 31, 2025, as compared to the same period last year, was primarily driven by net cash inflows from marketable securities as compared to net cash outflows from marketable securities during the same period last year.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR with the Secured Overnight Financing Rate, or SOFR. The 2021 Facility is subject to a minimum liquidity covenant of $250 million, subject to certain additional customary restrictive covenants in connection with the February 2024 share repurchase program. We were in compliance with all financial covenants as of March 31, 2025. As of March 31, 2025, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $4 million. As of March 31, 2025, our total available borrowing capacity under the 2021 Facility was $326 million.

On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330.0 million to $350.0 million and to extend the term of the 2021 Facility to May 6, 2030. For further information, please refer to the description of this amendment and restatement included in section (a) of Part II, Item 5, “Other Information” included in this Quarterly Report on Form 10-Q.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three months ended March 31, 2025, we repurchased approximately 0.5 million shares of our Class A common stock for an aggregate amount of $17 million.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock units, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of March 31, 2025, our fully diluted share count was as follows:

(shares, in millions)	March 31, 2025 (1)
Class A and B common stock issued and outstanding	577
Options to purchase Class A common stock and Class B common stock	28
Unvested restricted stock units	22
Warrants to purchase Class B common stock	1
Shares reserved for charitable donations	4
Total fully diluted share count	632
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.

For further information see Note 7, “Stockholders’ Equity" and Note 10, “Net Income (Loss) Per Share Attributable to Common Stockholders” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.

Other Capital Requirements

Expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 31, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2024 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates, as well as credit risk on accounts receivable and our loan servicing activities. Our exposure to market and credit risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

Our purchases of our common stock in the first quarter of fiscal year 2025 were:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
January 1, 2025 to January 31, 2025	12	$34.95	12	$194
February 1, 2025 to February 28, 2025	—	$—	—	$194
March 1, 2025 to March 31, 2025	486	$34.80	486	$177
Total	498	$34.80	498

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On May 6, 2025, we entered into a Second Amendment Agreement pursuant to which our existing Revolving Credit and Guaranty Agreement, dated as of June 8, 2021, by and among our company, the guarantors from time to time party thereto, the issuing banks and lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, was amended and restated in its entirety. The existing credit agreement, as so amended and restated, is referred to as the Restated Credit Agreement.

The Restated Credit Agreement increases the available revolving commitments from $330.0 million to $350.0 million with a letter of credit sublimit of $75.0 million. The revolving loans under the Restated Credit Agreement, or Revolving Loans, may be denominated, at our option, in US dollars, Euros or Pounds Sterling, and the proceeds of Revolving Loans may be used for working capital and general corporate purposes, including for permitted acquisitions and investments and other transactions not prohibited by the Restated Credit Agreement.

The Revolving Loans bear interest at a per annum rate equal to (i) in the case of Revolving Loans denominated in US dollars, at our option, (a) the alternate base rate plus 0.50% or (b) the term SOFR rate plus 1.50%, (ii) in the case of Revolving Loans denominated in Euros, the adjusted EURIBOR Rate plus 1.50%, and (iii) in the case of Revolving Loans denominated in Pounds Sterling, the daily simple SONIA rate plus 1.50%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, arrangement and administration fees. Amounts not borrowed under the Restated Credit Agreement will be subject to a commitment fee of 0.20% per annum, payable in arrears on the 15th day following the last day of each fiscal quarter.

We may borrow, repay and reborrow Revolving Loans until May 6, 2030, at which time the commitments will terminate and all outstanding Revolving Loans, together with all accrued and unpaid interest, must be repaid. We may prepay the Revolving Loans and terminate the commitments under the Restated Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain conditions, including minimum amounts and reimbursement of certain costs in the case of prepayments of term SOFR loans.

The Restated Credit Agreement permits us to increase, or add one or more new, revolving credit commitments and to add one or more term loan commitments, so long as the aggregate amount of such increases or additional commitments does not exceed the greater of (x) $373.0 million and (y) 100% of consolidated credit EBITDA for the most recently ended four-fiscal quarter period, plus, among other amounts, an unlimited amount so long as we comply with certain leverage ratio tests set forth in the Restated Credit Agreement, in each case, subject to certain conditions and limitations as set forth in the Restated Credit Agreement.

Our obligations under the Restated Credit Agreement are guaranteed by certain of our subsidiaries that meet materiality thresholds set forth in the Restated Credit Agreement.

The Restated Credit Agreement contains customary affirmative covenants and customary negative covenants that limit or restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our assets and the assets of our subsidiaries, taken as a whole, make investments and loans, and engage in certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. Commencing with the fiscal quarter ending June 30, 2025, we must also maintain compliance with a maximum senior net leverage ratio of 3.50 to 1.00 (or, following the consummation of a material acquisition, 4.00 to 1.00, subject to certain limitations as set forth in the Restated Credit Agreement), measured quarterly and determined in accordance with the terms of the Restated Credit Agreement.

The Restated Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Restated Credit Agreement.

The foregoing description of the Restated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Credit Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2025.

(b) On February 26, 2025, Brian Elworthy, our General Counsel and Corporate Secretary, and Brian R. Elworthy Irrevocable Trust of 2019, where shares held by such trusts are held indirectly by Mr. Elworthy, collectively entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 339,368 shares of our Class A common stock (300,000 shares contributed by Mr. Elworthy; and 39,368 shares contributed by the Brian R. Elworthy Irrevocable Trust of 2019) pursuant to the terms of the plan. This trading plan expires on December 2, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended March 31, 2025, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

TOAST, INC.
(Registrant)

May 8, 2025	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

May 8, 2025	By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer (Principal Financial Officer)

May 8, 2025	By:	/s/ Gail Miller
Gail Miller
Chief Accounting Officer (Principal Accounting Officer)