Form 10-Q
period 2025-06-30
Toast, Inc.
filed 2025-08-06
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 510 million shares of Class A common stock and 73 million shares of Class B common stock as of July 31, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except for number of shares and par value)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$1,194	$903
Marketable securities	508	514
Accounts receivable, net	121	115
Inventories, net	103	118
Other current assets	391	325
Total current assets	2,317	1,975
Property and equipment, net	96	98
Operating lease right-of-use assets	22	25
Intangible assets, net	17	20
Goodwill	113	113
Restricted cash	63	59
Other non-current assets	139	118
Total non-current assets	450	433
Total assets	$2,767	$2,408
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$49	$37
Deferred revenue	60	59
Accrued expenses and other current liabilities	785	715
Total current liabilities	894	811
Warrants to purchase common stock	27	22
Operating lease liabilities, non-current	19	24
Other long-term liabilities	9	6
Total liabilities	949	863
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.000001 per share; 100 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.000001 per share: Class A - 7,000 million shares authorized; 508 million and 491 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively Class B - 700 million shares authorized; 73 million and 81 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive income (loss)	2	(1)
Additional paid-in capital	3,284	3,150
Accumulated deficit	(1,468)	(1,604)
Total stockholders’ equity	1,818	1,545
Total liabilities and stockholders’ equity	$2,767	$2,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription services	$227	$166	$436	$318
Financial technology solutions	1,276	1,023	2,358	1,896
Hardware and professional services	47	53	93	104
Total revenue	1,550	1,242	2,887	2,318
Costs of revenue:
Subscription services	64	53	130	103
Financial technology solutions	992	806	1,823	1,488
Hardware and professional services	101	96	194	188
Amortization of acquired intangible assets	1	1	2	2
Total costs of revenue	1,158	956	2,149	1,781
Gross profit	392	286	738	537
Operating expenses:
Sales and marketing	141	115	274	222
Research and development	91	87	175	169
General and administrative	79	75	158	149
Restructuring expenses	1	4	8	46
Total operating expenses	312	281	615	586
Income (loss) from operations	80	5	123	(49)
Other income (expense):
Interest income, net	11	10	23	20
Change in fair value of warrant liability	(8)	(1)	(5)	(37)
Other income (expense), net	—	—	—	(1)
Income (loss) before taxes	83	14	141	(67)
Income tax (expense) benefit	(3)	—	(5)	(2)
Net income (loss)	$80	$14	$136	$(69)
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$0.03	$0.24	$(0.13)
Diluted	$0.13	$0.02	$0.23	$(0.13)
Weighted-average shares used in computing net income (loss) per share:
Basic	580	556	577	552
Diluted	605	587	604	552
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$80	$14	$136	$(69)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	0	0	0	(1)
Currency translation adjustments	2	0	3	0
Total other comprehensive income (loss)	2	0	3	(1)
Comprehensive income (loss)	$82	$14	$139	$(70)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended June 30, 2025

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	—	$—	577	$—	$3,221	$(1,548)	$—	$1,673
Issuance of common stock under equity plans	—	—	5	—	14	—	—	14
Stock-based compensation	—	—	—	—	63	—	—	63
Share repurchases	—	—	(1)	—	(14)	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	80	—	80
Balances at June 30, 2025	—	$—	581	$—	$3,284	$(1,468)	$2	$1,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended June 30, 2024

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2024	—	$—	552	$—	$2,910	$(1,706)	$(1)	$1,203
Issuance of common stock under equity plans	—	—	9	—	27	—	—	27
Stock-based compensation	—	—	—	—	71	—	—	71
Share repurchases	—	—	(1)	—	(32)	—	—	(32)
Net income	—	—	—	—	—	14	—	14
Balances at June 30, 2024	—	$—	560	$—	$2,976	$(1,692)	$(1)	$1,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Six Months Ended June 30, 2025

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	572	$—	$3,150	$(1,604)	$(1)	$1,545
Issuance of common stock under equity plans	—	—	10	—	40	—	—	40
Stock-based compensation	—	—	—	—	125	—	—	125
Share repurchases	—	—	(1)	—	(31)	—	—	(31)
Other comprehensive income, net of tax	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	136	—	136
Balances at June 30, 2025	—	$—	581	$—	$3,284	$(1,468)	$2	$1,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Six Months Ended June 30, 2024

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	543	$—	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	—	—	18	—	55	—	—	55
Stock-based compensation	—	—	—	—	140	—	—	140
Share repurchases	—	—	(1)		(36)	—	—	(36)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(69)	—	(69)
Balances at June 30, 2024	—	$—	560	$—	$2,976	$(1,692)	$(1)	$1,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$136	$(69)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	23
Stock-based compensation expense	120	133
Amortization of deferred contract acquisition costs	48	38
Change in fair value of warrant liability	5	37
Credit loss expense	40	32
Asset impairments	—	1
Other non-cash items	—	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(16)	(45)
Other current assets	(10)	(14)
Deferred contract acquisition costs	(73)	(63)
Inventories, net	15	8
Accounts payable	13	2
Accrued expenses and other current liabilities	(3)	1
Deferred revenue	2	24
Operating lease right-of-use assets and operating lease liabilities, net	(1)	—
Other assets and liabilities	(9)	(1)
Net cash provided by operating activities	302	104
Cash flows from investing activities:
Capital expenditures	(25)	(29)
Purchases of marketable securities	(281)	(276)
Proceeds from the sale of marketable securities	97	53
Maturities of marketable securities	193	219
Net cash (used in) investing activities	(16)	(33)
Cash flows from financing activities:
Payments of issuance costs of the revolving credit facility	(3)	—
Change in customer funds obligations, net	45	28
Proceeds from issuance of common stock	40	55
Repurchases of Class A common stock	(31)	(36)
Net cash provided by financing activities	51	47
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(1)
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	340	117
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,085	747
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,425	$864
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$1,194	$691
Cash held on behalf of customers	168	115
Restricted cash	63	58
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,425	$864
Supplemental disclosure of cash flow information:
Stock-based compensation included in capitalized software	$5	$7
Cash paid for amounts included in the measurement of lease liabilities	6	7
Right-of-use assets obtained in exchange for new operating lease liabilities / (reduction) of lease liabilities from lease terminations and modifications	—	2
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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report. As of June 30, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.

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

2. Financial Instruments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$982	$—	$—	$982
Commercial paper	—	55	—	55
Certificates of deposit	—	10	—	10
Corporate bonds	—	128	—	128
Treasury bonds	—	154	—	154
Asset-backed securities	—	161	—	161
	$982	$508	$—	$1,490
Liabilities:
Warrants to purchase common stock	$—	$—	$27	$27
	$—	$—	$27	$27

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$671	$—	$—	$671
Commercial paper	—	24	—	24
Certificates of deposit	—	3	—	3
Corporate bonds	—	100	—	100
U.S. government agency securities	—	7	—	7
Treasury bonds	—	233	—	233
Asset-backed securities	—	147	—	147
	$671	$514	$—	$1,185
Liabilities:
Warrants to purchase common stock	$—	$—	$22	$22
	$—	$—	$22	$22

During the six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the six months ended June 30, 2025 and 2024. All unrealized losses were immaterial and recognized in other comprehensive income (loss).

The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	June 30, 2025		December 31, 2024
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$18	$0	$13	$0
Certificates of deposit	1	0	—	—
Corporate bonds	25	0	33	0
U.S. government agency securities	—	—	7	0
Treasury bonds	74	0	102	0
Asset-backed securities	7	0	13	0
Total	$125	$0	$168	$0

Marketable Securities

The fair values of the marketable securities by contractual maturities at June 30, 2025 were as follows (in millions):

June 30, 2025
Due within 1 year	$225
Due after 1 year through 5 years	267
Due after 5 years and thereafter	16
Total marketable securities	$508

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.7%	4.3%
Contractual term (in years)	2	2
Expected volatility	52.1%	57.5%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.50

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2024	$22
Change in fair value	5
Balance as of June 30, 2025	$27

As of June 30, 2025, the maximum number of shares of our common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million.

3. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$33	$26	$29	$29
Credit loss expense	11	9	27	20
Reductions due to loan purchases	(11)	(9)	(23)	(23)
Ending balance	$33	$26	$33	$26

As of June 30, 2025 and December 31, 2024, the non-contingent stand-ready liability was $11 million and $10 million, respectively.

As of June 30, 2025 and December 31, 2024, $63 million and $59 million, respectively, were classified as restricted cash on the Condensed Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Lessee Arrangements

The components of lease expense were as follows for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$2	$3	$5	$6
Variable lease expense	1	1	1	2
Total	$3	$4	$6	$8

Operating lease expense reflects the non-cash amortization of right-of-use assets.

5. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	June 30, 2025	December 31, 2024
Accounts receivable	$101	$99
Unbilled receivables	27	24
Less: Allowance for credit losses	(7)	(8)
Accounts receivable, net	$121	$115

A summary of changes in our allowance for credit losses with respect to our accounts receivable is as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Beginning Balance	$(8)	$(11)
Additions	(10)	(10)
Write offs	11	7
Ending Balance	$(7)	$(14)

Other Current Assets (in millions)

	June 30, 2025	December 31, 2024
Cash held on behalf of customers	$168	$123
Deferred contract acquisition costs, current (Note 6)	83	74
Prepaid expenses	37	29
Other	103	99
Total other current assets	$391	$325

Accrued Expenses and Current Liabilities (in millions)

	June 30, 2025	December 31, 2024
Accrued transaction-based costs	$352	$312
Customer funds obligation	168	123
Accrued expenses	71	69
Accrued payroll and bonus	97	126
Contingent liability for expected credit losses	33	29
Other liabilities	64	56
Total accrued expenses and other current liabilities	$785	$715

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Six Months Ended June 30, 2025
Deferred revenue, beginning of period	$63
Deferred revenue, end of period	65
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$49

As of June 30, 2025, approximately $911 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $853 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

Six Months Ended June 30, 2025
Beginning balance	$172
Capitalization	70
Amortization	(48)
Ending balance	$194

As of June 30, 2025, $83 million of our deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets on the Condensed Consolidated Balance Sheet. Amortization expense attributable to deferred contract acquisition costs was $38 million for the six months ended June 30, 2024.

7. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$9	$10	$18	$20
Sales and marketing	14	16	28	27
Research and development	21	22	41	40
General and administrative	16	17	30	34
Restructuring expenses	—	2	3	12
Total stock-based compensation	$60	$67	$120	$133

Stock Options

The following is a summary of stock option activity under our stock option plans for the six months ended June 30, 2025:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2024	28	$9.42
Granted	2	34.00
Exercised	(4)	7.50
Forfeited	(1)	19.01
Outstanding as of June 30, 2025	25	$11.27
Options vested and expected to vest as of June 30, 2025	24	$10.84	5.1	$806
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of June 2025, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $79 million and $136 million, respectively, during the three and six months ended June 30, 2025.

As of June 30, 2025, total unrecognized stock-based compensation expense related to the options was $60 million and is expected to be recognized over the remaining weighted-average service period of 2.8 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSUs, activity during the six months ended June 30, 2025:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2024	22	$21.41
Granted	5	35.04
Vested	(6)	21.79
Forfeited	(2)	21.51
Outstanding balance as of June 30, 2025	19	$24.56
Expected to vest as of June 30, 2025	17	$24.02

The fair value of RSUs vested during the three and six months ended June 30, 2025 was $96 million and $205 million, respectively.

As of June 30, 2025, total unrecognized stock-based compensation expense related to the RSUs was $343 million and is expected to be recognized over the remaining weighted-average service period of 2.6 years.

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

During the three and six months ended June 30, 2025, we repurchased $14 million and $31 million, respectively, in Class A common stock. As of June 30, 2025, approximately $163 million remained authorized for repurchase under our share repurchase program.

8. Restructuring Activities

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $4 million and $46 million during the three and six months ended June 30, 2024, respectively, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of June 30, 2025, we have completed the Restructuring Plan.

During the three and six months ended June 30, 2025, we incurred $1 million and $8 million, respectively, of one-time restructuring costs to continue focusing on operational efficiency, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. These charges were recorded within restructuring expenses on our Condensed Consolidated Statements of Operations. As of June 30, 2025, we substantially completed this restructuring activity with immaterial remaining liabilities.

9. Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations, and record the impact of discrete items in the period which they occur.

Our effective income tax rate was 4.6% and 3.2% for the three months ended June 30, 2025 and 2024, respectively, and was 3.8% and (2.4)% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our net deferred tax assets.

The income tax expense was $3 million and $0 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million and $2 million for the six months ended June 30, 2025 and 2024, respectively. The change in the provision is primarily driven by the mix of earnings in countries with differing statutory tax rates, partially offset by excess tax benefits of stock-based compensation.

On July 4, 2025, the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to “Global Intangible Low-Taxed Income”, or “GILTI”, and “Foreign-Derived Intangible Income”, or “FDII” rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment, our quarter ending September 30, 2025. We are currently evaluating the impact of the OBBBA, and do not expect the legislation to have a material impact on our financial statements.

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

The following table sets forth the calculation of net income (loss) per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic and diluted	$80	$14	$136	$(69)
Denominator:
Weighted-average shares of common stock outstanding - basic	580	556	577	552
Effect of dilutive securities:
Dilutive common share equivalents included in dilutive shares	25	31	27	—
Weighted-average shares of common stock outstanding - diluted	605	587	604	552
Net income (loss) per share, basic	$0.14	$0.03	$0.24	$(0.13)
Net income (loss) per share, diluted	$0.13	$0.02	$0.23	$(0.13)

The following potential shares of common stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase Class A common stock and Class B common stock	2	—	1	36
Unvested restricted stock units	—	—	1	28
Warrants to purchase Class B common stock	1	7	1	7
	3	7	3	71

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

The following table sets out our measure of profit or loss and significant segment expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,550	$1,242	$2,887	$2,318
Costs of revenue(1)	(1,148)	(944)	(2,128)	(1,759)
Sales and marketing(1)	(126)	(98)	(243)	(193)
Research and development(1)	(69)	(64)	(131)	(126)
General and administrative(1)	(62)	(57)	(126)	(113)
Stock-based compensation and related payroll taxes	(64)	(70)	(128)	(130)
Other items(2)	(1)	5	5	(66)
Net income (loss)	$80	$14	$136	$(69)
(1) These expenses exclude stock-based compensation and related payroll taxes. Stock-based compensation and related payroll taxes are presented separately as an additional significant segment expense, which consist of both stock-based compensation (refer to Note 7, “Stockholders’ Equity” for tabular disclosure of amounts included within other significant segment expenses) and the corresponding payroll taxes.
(2) Other segment items include restructuring and restructuring-related expenses, interest income, net, change in fair value of warrant liability, and income tax (expense) benefit.

12. Commitments and Contingencies

Purchase Commitments

As of June 30, 2025, our non-cancellable purchase obligations to hardware suppliers totaled $78 million, all of which is due within the next 12 months.

As of June 30, 2025, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $146 million of which $67 million is due within the next 12 months and $79 million thereafter.

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

As of June 30, 2025, approximately 148,000 Locations, an increase of 24% year over year, processing approximately $176 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2025	2024	% Growth	2025	2024	% Growth
Gross Payment Volume (GPV)	$49.9	$40.5	23%	$92.1	$75.2	22%

	As of June 30,
(dollars in millions)	2025	2024	% Growth
Annualized Recurring Run-Rate (ARR)	$1,928	$1,473	31%

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

Results of Operations

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Subscription services	$227	$166	$61	37%	$436	$318	$118	37%
Financial technology solutions	1,276	1,023	253	25%	2,358	1,896	462	24%
Hardware and professional services	47	53	(6)	(11)%	93	104	(11)	(11)%
Total revenue	$1,550	$1,242	$308	25%	$2,887	$2,318	$569	25%

The increase in subscription services revenue during the three and six months ended June 30, 2025 was attributable to growth in Locations on the Toast platform and the continued increase in product adoption.

The increase in financial technology solutions revenue during the three and six months ended June 30, 2025 was attributable to the increase in Locations on the Toast platform.

Costs of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Subscription services	$64	$53	$11	21%	$130	$103	$27	26%
Financial technology solutions	992	806	186	23%	1,823	1,488	335	23%
Hardware and professional services	101	96	5	5%	194	188	6	3%
Amortization of acquired intangible assets	1	1	—	—%	2	2	—	—%
Total costs of revenue	$1,158	$956	$202	21%	$2,149	$1,781	$368	21%

The increase in subscription services costs during the three and six months ended June 30, 2025 was primarily driven by a $6 million and $15 million increase, respectively, in amortization of capitalized software and a $4 million and $9 million increase, respectively, in employee-related costs.

The increase in financial technology solutions costs during the three and six months ended June 30, 2025 was due to an increase in GPV.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$141	$115	$26	23%	$274	$222	$52	23%
Research and development	91	87	4	5%	175	169	6	4%
General and administrative	79	75	4	5%	158	149	9	6%
Restructuring expenses	1	4	(3)	(75)%	8	46	(38)	(83)%
Total operating expenses	$312	$281	$31	11%	$615	$586	$29	5%

The increase in sales and marketing expenses during the three and six months ended June 30, 2025 was primarily driven by a $13 million and $28 million increase, respectively, in employee-related costs, and a $9 million and $19 million increase, respectively, in marketing expenses.

Research and development expenses remained approximately flat during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.

General and administrative expenses remained approximately flat during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by an $11 million increase in bad debt expense.

The decrease in restructuring expenses during three months ended June 30, 2025 was driven by significant restructuring and restructuring-related expenses incurred during the three and six months ended June 30, 2024 as part of the February 2024 Restructuring Plan. See Note 8 included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Restructuring Plan.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Change in fair value of warrant liability	$(8)	$(1)	$(7)	700%	$(5)	$(37)	$32	(86)%

The change in fair value of warrant liability for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was attributable to a combination of the change in our common stock price and a reduction of outstanding warrants from repurchase and exercises in the year ended December 31, 2024.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$80	$14	$136	$(69)
Stock-based compensation expense and related payroll tax	64	70	128	130
Depreciation and amortization	16	11	35	20
Interest income, net	(11)	(10)	(23)	(20)
Change in fair value of warrant liability	8	1	5	37
Termination of leases	—	2	—	2
Restructuring and restructuring-related expenses(1)	1	4	8	46
Income tax expense	3	—	5	2
Adjusted EBITDA	$161	$92	$294	$148
(1) Restructuring and restructuring-related expenses for the three and six months ended June 30, 2025 include $1 million and $5 million, respectively, of severance benefits and nil and $3 million, respectively, of stock-based compensation expense. Restructuring and restructuring-related expenses for the three and six months ended June 30, 2024 include $1 million and $32 million, respectively, of severance benefits, $2 million and $12 million, respectively, of stock-based compensation expense, and $1 million and $2 million, respectively, of accelerated depreciation related to facilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue:
Subscription services	$227	$166	$436	$318
Financial technology solutions	1,276	1,023	2,358	1,896
Costs of Revenue:
Subscription services	64	53	130	103
Financial technology solutions	992	806	1,823	1,488
Subscription services and financial technology solutions gross profit (GAAP)	$447	$330	$841	$623

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Subscription services and financial technology solutions gross profit (GAAP)	$447	$330	$841	$623
Stock-based compensation expense and related payroll tax	4	6	9	10
Depreciation and amortization	13	8	29	14
Non-GAAP subscription services and financial technology solutions gross profit (Non-GAAP)	$464	$344	$879	$647

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$302	$104
Capital expenditures	(25)	(29)
Free cash flow	$277	$75

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	June 30, 2025 (1)	December 31, 2024 (2)
Cash and cash equivalents	$1,194	$903
Marketable securities	508	514
Cash and cash equivalents and marketable securities	$1,702	$1,417
Available credit facility	$346	$325
Total	$2,048	$1,742
(1) Excludes $168 million of cash held on behalf of customers and $63 million of restricted cash.
(2) Excludes $123 million of cash held on behalf of customers and $59 million of restricted cash.

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$302	$104
Net cash (used in) investing activities	(16)	(33)
Net cash provided by financing activities	51	47
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(1)
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	$340	$117

Cash, cash equivalents and marketable securities

The net increase in cash, cash equivalents and marketable securities in the six months ended June 30, 2025 was primarily due to cash provided by operating activities of $298 million (which excludes changes in the balance of restricted cash) and cash provided by financing activities of $51 million, offset by cash used in investing activities of $(16) million.

The increase in net cash provided by operating activities during the six months ended June 30, 2025, as compared to the same period last year, was primarily driven by net income of $136 million during the six months ended June 30, 2025 as compared to a net loss of $(69) million during the same period last year. This was partially offset by a decrease in non-cash adjustments primarily attributable to the movement of the change in fair value of our warrant liability.

The decrease in net cash used in investing activities during the six months ended June 30, 2025, as compared to the same period last year, was primarily driven by net cash inflows from marketable securities as compared to net cash outflows from marketable securities during the same period last year in conjunction with a decrease in cash outflows related to capital expenditures.

The increase in net cash provided by financing activities during the six months ended June 30, 2025 as compared to the same period last year was primarily driven by an increase in customer funds obligation offset by a decrease in proceeds from the issuance of common stock under equity plans.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of June 30, 2025. As of June 30, 2025, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $4 million. As of June 30, 2025, our total available borrowing capacity under the 2021 Facility was $346 million.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the six months ended June 30, 2025, we repurchased approximately 1 million shares of our Class A common stock for an aggregate amount of $31 million.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock units, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of June 30, 2025, our fully diluted share count was as follows:

(shares, in millions)	June 30, 2025 (1)
Class A and B common stock issued and outstanding	581
Options to purchase Class A common stock and Class B common stock	25
Unvested restricted stock units	19
Warrants to purchase Class B common stock	1
Shares reserved for charitable donations	4
Total fully diluted share count	630
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.

For further information see Note 7, “Stockholders’ Equity" and Note 10, “Net Income (Loss) Per Share Attributable to Common Stockholders” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.

Other Capital Requirements

Expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 30, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2024 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

Our purchases of our common stock in the second quarter of fiscal year 2025 were:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
April 1, 2025 to April 30, 2025	409	$32.33	409	$163
May 1, 2025 to May 31, 2025	—	$—	—	$163
June 1, 2025 to June 30, 2025	—	$—	—	$163
Total	409		409

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*#	Toast, Inc. Non-employee Director Compensation Policy
10.2*†
Second Amendment Agreement dated as of May 6, 2025, relating to the Revolving Credit and Guaranty Agreement, dated June 8, 2021, as amended, by and among Toast, Inc., the guarantors party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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

TOAST, INC.
(Registrant)

August 5, 2025	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

August 5, 2025	By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)