Form 10-Q
period 2025-09-30
Toast, Inc.
filed 2025-11-05
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 515 million shares of Class A common stock and 73 million shares of Class B common stock as of October 30, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except for number of shares and par value)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$1,357	$903
Marketable securities	500	514
Accounts receivable, net	121	115
Inventories, net	104	118
Other current assets	413	325
Total current assets	2,495	1,975
Property and equipment, net	100	98
Operating lease right-of-use assets	23	25
Intangible assets, net	16	20
Goodwill	113	113
Restricted cash	76	59
Other non-current assets	148	118
Total non-current assets	476	433
Total assets	$2,971	$2,408
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$50	$37
Deferred revenue	63	59
Accrued expenses and other current liabilities	798	715
Total current liabilities	911	811
Warrants to purchase common stock	20	22
Operating lease liabilities, non-current	18	24
Other long-term liabilities	8	6
Total liabilities	957	863
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.000001 per share; 100 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.000001 per share: Class A - 7,000 million shares authorized; 514 million and 491 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively Class B - 700 million shares authorized; 73 million and 81 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive income (loss)	3	(1)
Additional paid-in capital	3,374	3,150
Accumulated deficit	(1,363)	(1,604)
Total stockholders’ equity	2,014	1,545
Total liabilities and stockholders’ equity	$2,971	$2,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription services	$244	$189	$680	$506
Financial technology solutions	1,345	1,067	3,703	2,963
Hardware and professional services	44	49	137	153
Total revenue	1,633	1,305	4,520	3,622
Costs of revenue:
Subscription services	67	56	197	159
Financial technology solutions	1,032	835	2,855	2,323
Hardware and professional services	101	91	295	279
Amortization of acquired intangible assets	1	1	3	4
Total costs of revenue	1,201	983	3,350	2,765
Gross profit	432	322	1,170	857
Operating expenses:
Sales and marketing	144	119	418	340
Research and development	102	89	277	258
General and administrative	102	80	260	229
Restructuring expenses	—	—	8	46
Total operating expenses	348	288	963	873
Income (loss) from operations	84	34	207	(16)
Other income (expense):
Interest income, net	13	9	36	30
Change in fair value of warrant liability	7	(1)	2	(37)
Other income (expense), net	—	15	—	13
Income (loss) before taxes	104	57	245	(10)
Income tax (expense) benefit	1	(1)	(4)	(3)
Net income (loss)	$105	$56	$241	$(13)
Net income (loss) per share attributable to common stockholders:
Basic	$0.18	$0.10	$0.42	$(0.02)
Diluted	$0.16	$0.07	$0.39	$(0.02)
Weighted-average shares used in computing net income (loss) per share:
Basic	585	563	580	556
Diluted	609	590	606	556
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$105	$56	$241	$(13)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	1	3	1	2
Currency translation adjustments	0	1	3	1
Total other comprehensive income (loss)	1	4	4	3
Comprehensive income (loss)	$106	$60	$245	$(10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended September 30, 2025

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	—	$—	581	$—	$3,284	$(1,468)	$2	$1,818
Issuance of common stock under equity plans	—	—	7	—	38	—	—	38
Stock-based compensation	—	—	—	—	69	—	—	69
Share repurchases	—	—	(1)	—	(23)	—	—	(23)
Issuance of common stock in connection with charitable contribution	—	—	—	—	6	—	—	6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	105	—	105
Balances at September 30, 2025	—	$—	587	$—	$3,374	$(1,363)	$3	$2,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended September 30, 2024

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at June 30, 2024	—	$—	560	$—	$2,976	$(1,692)	$(1)	$1,283
Issuance of common stock under equity plans	—	—	6	—	29	—	—	29
Stock-based compensation	—	—	—	—	63	—	—	63
Share repurchases	—	—	(1)	—	(20)	—	—	(20)
Issuance of common stock in connection with charitable contribution	—	—	0	—	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	56	—	56
Balances at September 30, 2024	—	$—	565	$—	$3,053	$(1,636)	$3	$1,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Nine Months Ended September 30, 2025

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	572	$—	$3,150	$(1,604)	$(1)	$1,545
Issuance of common stock under equity plans	—	—	17	—	78	—	—	78
Stock-based compensation	—	—	—	—	194	—	—	194
Share repurchases	—	—	(2)	—	(54)	—	—	(54)
Issuance of common stock in connection with charitable contribution	—	—	0	—	6	—	—	6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	241	—	241
Balances at September 30, 2025	—	$—	587	$—	$3,374	$(1,363)	$3	$2,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Nine Months Ended September 30, 2024

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	543	$—	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	—	—	24	—	84	—	—	84
Stock-based compensation	—	—	—	—	203	—	—	203
Share repurchases	—	—	(2)	—	(56)	—	—	(56)
Issuance of common stock in connection with charitable contribution	—	—	0	—	5	—	—	5
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(13)	—	(13)
Balances at September 30, 2024	—	$—	565	$—	$3,053	$(1,636)	$3	$1,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$241	$(13)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48	35
Stock-based compensation expense	186	193
Amortization of deferred contract acquisition costs	73	59
Change in fair value of warrant liability	(2)	37
Credit loss expense	66	50
Stock-based charitable contribution expense	6	5
Asset impairments	2	2
Gain on warrant extinguishment	—	(14)
Other non-cash items	5	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(20)	(54)
Other current assets	(22)	(11)
Deferred contract acquisition costs	(109)	(95)
Inventories, net	14	12
Accounts payable	11	(1)
Accrued expenses and other current liabilities	(23)	(7)
Deferred revenue	6	23
Operating lease right-of-use assets and operating lease liabilities, net	(6)	(1)
Other assets and liabilities	(9)	(2)
Net cash provided by operating activities	467	213
Cash flows from investing activities:
Capital expenditures	(37)	(41)
Purchases of marketable securities	(371)	(353)
Proceeds from the sale of marketable securities	135	80
Maturities of marketable securities	253	290
Net cash used in investing activities	(20)	(24)
Cash flows from financing activities:
Payments of issuance costs of the revolving credit facility	(3)	—
Change in customer funds obligations, net	49	40
Proceeds from issuance of common stock	78	84
Warrant repurchase	—	(61)
Repurchases of Class A common stock	(54)	(56)
Net cash provided by financing activities	70	7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	1
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	520	197
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,085	747
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,605	$944
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	1,357	761
Cash held on behalf of customers	172	127
Restricted cash	76	56
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,605	$944
Supplemental disclosure of cash flow information:
Stock-based compensation included in capitalized software	$8	$10
Cash paid for amounts included in the measurement of lease liabilities	12	11
Right-of-use assets obtained in exchange for new operating lease liabilities / (reduction) of lease liabilities from lease terminations and modifications	4	12
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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report. As of September 30, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures, but we do not expect its adoption to have a material impact.

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

2. Financial Instruments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$918	$—	$—	$918
Commercial paper	—	79	—	79
Certificates of deposit	—	15	—	15
Corporate bonds	—	121	—	121
Treasury bonds	—	164	—	164
Asset-backed securities	—	155	—	155
	$918	$534	$—	$1,452
Liabilities:
Warrants to purchase common stock	$—	$—	$20	$20
	$—	$—	$20	$20

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$671	$—	$—	$671
Commercial paper	—	24	—	24
Certificates of deposit	—	3	—	3
Corporate bonds	—	100	—	100
U.S. government agency securities	—	7	—	7
Treasury bonds	—	233	—	233
Asset-backed securities	—	147	—	147
	$671	$514	$—	$1,185
Liabilities:
Warrants to purchase common stock	$—	$—	$22	$22
	$—	$—	$22	$22

During the nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the nine months ended September 30, 2025 and 2024. All unrealized losses were immaterial and recognized in other comprehensive income (loss).

The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	September 30, 2025		December 31, 2024
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5	$—	$13	$0
Certificates of deposit	0	0	—	—
Corporate bonds	15	—	33	0
U.S. government agency securities	—	—	7	0
Treasury bonds	33	—	102	0
Asset-backed securities	5	—	13	0
Total	$58	$—	$168	$0

Marketable Securities

The fair values of the marketable securities by contractual maturities at September 30, 2025 were as follows (in millions):

September 30, 2025
Due within 1 year	$261
Due after 1 year through 5 years	224
Due after 5 years and thereafter	15
Total marketable securities	$500

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.6%	4.3%
Contractual term (in years)	2	2
Expected volatility	47.9%	57.5%
Expected dividend yield	—%	—%
Exercise price per share	$17.50	$17.50

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2024	$22
Change in fair value	(2)
Balance as of September 30, 2025	$20

As of September 30, 2025, the maximum number of shares of our common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million.

3. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$33	$26	$29	$29
Credit loss expense	19	14	46	34
Reductions due to loan purchases	(12)	(11)	(35)	(34)
Ending balance	$40	$29	$40	$29

As of September 30, 2025 and December 31, 2024, the non-contingent stand-ready liability was $16 million and $10 million, respectively.

As of September 30, 2025 and December 31, 2024, $76 million and $59 million, respectively, were classified as restricted cash on the Condensed Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Lessee Arrangements

The components of lease expense were as follows for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$2	$3	$7	$9
Variable lease expense	—	—	2	2
Total	$2	$3	$9	$11

Operating lease expense reflects the non-cash amortization of right-of-use assets.

5. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	September 30, 2025	December 31, 2024
Accounts receivable	$97	$99
Unbilled receivables	31	24
Less: Allowance for credit losses	(7)	(8)
Accounts receivable, net	$121	$115

A summary of changes in our allowance for credit losses with respect to our accounts receivable is as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Beginning Balance	$(8)	$(11)
Additions	(15)	(14)
Write offs	16	19
Ending Balance	$(7)	$(6)

Other Current Assets (in millions)

	September 30, 2025	December 31, 2024
Cash held on behalf of customers	$172	$123
Deferred contract acquisition costs, current (Note 6)	89	74
Prepaid expenses	35	29
Other	117	99
Total other current assets	$413	$325

Accrued Expenses and Current Liabilities (in millions)

	September 30, 2025	December 31, 2024
Accrued transaction-based costs	$333	$312
Customer funds obligation	172	123
Accrued expenses	77	69
Accrued payroll and bonus	108	126
Contingent liability for expected credit losses	40	29
Other liabilities	68	56
Total accrued expenses and other current liabilities	$798	$715

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Nine Months Ended September 30, 2025
Deferred revenue, beginning of period	$63
Deferred revenue, end of period	69
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$56

As of September 30, 2025, approximately $941 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $883 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

Nine Months Ended September 30, 2025
Beginning balance	$172
Capitalization	106
Amortization	(73)
Ending balance	$205

As of September 30, 2025, $89 million of our deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets on the Condensed Consolidated Balance Sheet. Amortization expense attributable to deferred contract acquisition costs was $59 million for the nine months ended September 30, 2024.

7. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expenses recognized for the three and nine months ended September 30, 2025 and 2024, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$9	$10	$27	$31
Sales and marketing	15	13	43	40
Research and development	26	22	67	62
General and administrative	16	15	46	48
Restructuring expenses	—	—	3	12
Total stock-based compensation	$66	$60	$186	$193

Stock Options

The following is a summary of stock option activity under our stock option plans for the nine months ended September 30, 2025:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2024	28	$9.42
Granted	2	34.00
Exercised	(8)	8.02
Forfeited	(1)	18.92
Outstanding as of September 30, 2025	21	$11.66
Options vested and expected to vest as of September 30, 2025	21	$11.25	5.4	$520
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of September 2025, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $124 million and $260 million, respectively, during the three and nine months ended September 30, 2025.

As of September 30, 2025, total unrecognized stock-based compensation expense related to the options was $49 million and is expected to be recognized over the remaining weighted-average service period of 2.8 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSUs, activity during the nine months ended September 30, 2025:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2024	22	$21.41
Granted	5	36.14
Vested	(8)	22.16
Forfeited	(2)	21.83
Outstanding balance as of September 30, 2025	17	$25.76
Expected to vest as of September 30, 2025	15	$25.21

The fair value of RSUs vested during the three and nine months ended September 30, 2025 was $114 million and $319 million, respectively.

As of September 30, 2025, total unrecognized stock-based compensation expense related to the RSUs was $321 million and is expected to be recognized over the remaining weighted-average service period of 2.7 years.

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

During the three and nine months ended September 30, 2025, we repurchased $23 million and $54 million, respectively, in Class A common stock. As of September 30, 2025, approximately $140 million remained authorized for repurchase under our share repurchase program.

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our social impact arm. During the year ended December 31, 2021, our Board approved reserving 5 million shares of Class A common stock that we may, but are not obligated to, issue over a certain period to fund the Company’s social impact initiatives through Toast.org. During the three and nine months ended September 30, 2025, we recognized stock-based charitable contribution expenses of $6 million for the fair value of the donated shares. During the three and nine months ended September 30, 2024, we recognized stock-based charitable contribution expenses of $5 million for the fair value of the donated shares. Such expenses were recorded within general and administrative expenses in the Condensed Consolidated Statement of Operations.

8. Restructuring Activities

In February 2024, we announced a restructuring plan, or the Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this Restructuring Plan, we incurred restructuring and restructuring-related charges of $0 million and $46 million during the three and nine months ended September 30, 2024, respectively, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of September 30, 2025, we have completed the Restructuring Plan.

During the three and nine months ended September 30, 2025, we incurred $0 million and $8 million, respectively, of one-time restructuring costs to continue focusing on operational efficiency, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. These charges were recorded within restructuring expenses on our Condensed Consolidated Statements of Operations. As of September 30, 2025, we substantially completed this restructuring activity with immaterial remaining liabilities.

9. Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations, and record the impact of discrete items in the period in which they occur.

Our effective income tax rate was (0.9)% and 1.6% for the three months ended September 30, 2025 and 2024, respectively, and was 1.8% and (23.3)% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our net deferred tax assets.

The income tax (benefit) expense was ($1) million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $4 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively. The change in the provision is primarily driven by the mix of earnings in countries with differing statutory tax rates, partially offset by excess tax benefits of stock-based compensation.

On July 4, 2025, the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law, which represents the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income (“GILTI”), and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

In accordance with ASC 740, the effects of the new tax legislation are recognized in the period of enactment. Management has evaluated the provisions of the OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. Based on this evaluation, management concluded that the effects of the OBBBA are not material to the Company’s consolidated financial statements for the three and nine months ended September 30, 2025. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required.

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

The following table sets forth the calculation of net income (loss) per share attributable to common stockholders (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic	$105	$56	$241	$(13)
Less: Gain on change in fair value of warrant liabilities and extinguishment(1)	7	16	2	—
Net income (loss), diluted	$98	$40	$239	$(13)
Denominator:
Weighted-average shares of common stock outstanding - basic	585	563	580	556
Effect of dilutive securities:
Warrants to purchase common stock(1)	1	—	1	—
Dilutive common share equivalents included in dilutive shares	23	27	25	—
Weighted-average shares of common stock outstanding - diluted	609	590	606	556
Net income (loss) per share, basic	$0.18	$0.10	$0.42	$(0.02)
Net income (loss) per share, diluted	$0.16	$0.07	$0.39	$(0.02)
(1) During the three and nine months ended September 30, 2025, we recorded a remeasurement gain of $7 million and $2 million, respectively, of our warrant liability. During the three months ended September 30, 2024, we recorded a remeasurement gain of $2 million on the warrant liability immediately prior to the repurchase of a warrant to purchase 5 million shares of our common stock for an aggregate purchase price of $61 million (the “Warrant Repurchase”) on July 3, 2024 and a gain on the extinguishment of the warrant liabilities upon the Warrant Repurchase of $14 million. For purposes of computing diluted income (loss) per share, these gains were excluded from our net income (loss) and the corresponding weighted-average shares were also adjusted accordingly.

The following potential shares of common stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	2	3	1	32
Unvested restricted stock units	—	1	—	25
Warrants to purchase common stock(2)	—	2	—	2
	2	6	1	59
(2) During the three months ended September 30, 2024, we recorded a loss on fair value remeasurement of our remaining warrants outstanding after the Warrant Repurchase. These warrants were excluded from the computation of diluted net earnings (loss) per share due to their anti-dilutive impact. During the nine months ended September 30, 2024, we recorded a loss on fair value remeasurement of our warrant liability and the warrants were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.

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

CODM does not use any segment asset measures to assess performance and decide how to allocate resources.

The following table sets out our measure of profit or loss and significant segment expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,633	$1,305	$4,520	$3,622
Costs of revenue(1)	(1,192)	(972)	(3,320)	(2,732)
Sales and marketing(1)	(129)	(106)	(372)	(297)
Research and development(1)	(73)	(67)	(204)	(192)
General and administrative(1)	(85)	(65)	(211)	(178)
Stock-based compensation and related payroll taxes	(70)	(61)	(198)	(193)
Other items(2)	21	22	26	(43)
Net income (loss)	$105	$56	$241	$(13)
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

12. Commitments and Contingencies

Purchase Commitments

As of September 30, 2025, our non-cancellable purchase obligations to hardware suppliers totaled $90 million, all of which is due within the next 12 months.

As of September 30, 2025, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $136 million of which $64 million is due within the next 12 months and $72 million thereafter.

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

As of September 30, 2025, approximately 156,000 Locations, an increase of 23% year over year, processing approximately $186 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2025	2024	% Growth	2025	2024	% Growth
Gross Payment Volume (GPV)	$51.5	$41.7	24%	$143.6	$116.9	23%

	As of September 30,
(dollars in millions)	2025	2024	% Growth
Annualized Recurring Run-Rate (ARR)	$2,016	$1,554	30%

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

Results of Operations

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Subscription services	$244	$189	$55	29%	$680	$506	$174	34%
Financial technology solutions	1,345	1,067	278	26%	3,703	2,963	740	25%
Hardware and professional services	44	49	(5)	(10)%	137	153	(16)	(10)%
Total revenue	$1,633	$1,305	$328	25%	$4,520	$3,622	$898	25%

The increase in subscription services revenue during the three and nine months ended September 30, 2025 was attributable to growth in Locations on the Toast platform and the continued increase in product adoption.

The increase in financial technology solutions revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was attributable to the increase in Locations on the Toast platform.

Costs of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Subscription services	$67	$56	$11	20%	$197	$159	$38	24%
Financial technology solutions	1,032	835	197	24%	2,855	2,323	532	23%
Hardware and professional services	101	91	10	11%	295	279	16	6%
Amortization of acquired intangible assets	1	1	—	—%	3	4	(1)	(25)%
Total costs of revenue	$1,201	$983	$218	22%	$3,350	$2,765	$585	21%

The increase in subscription services costs during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily driven by a $4 million and $19 million increase, respectively, in amortization of capitalized software and a $5 million and $14 million increase, respectively, in employee-related costs.

The increase in financial technology solutions costs during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was due to an increase in GPV.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$144	$119	$25	21%	$418	$340	$78	23%
Research and development	102	89	13	15%	277	258	19	7%
General and administrative	102	80	22	28%	260	229	31	14%
Restructuring expenses	—	—	—	N/M	8	46	(38)	(83)%
Total operating expenses	$348	$288	$60	21%	$963	$873	$90	10%
N/M - Not meaningful

The increase in sales and marketing expenses during the three months ended September 30, 2025 compared to the same periods in 2024 was primarily driven by a $20 million increase in employee-related costs. The increase in sales and marketing expenses during the nine months ended September 30, 2025 was primarily driven by a $48 million increase in employee-related costs and a $22 million increase in marketing expenses.

The increase in research and development expenses during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily driven by an increase in employee-related costs.

The increase in general and administrative expenses during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily driven by an increase in bad debt expense.

The decrease in restructuring expenses during nine months ended September 30, 2025 was driven by significant restructuring and restructuring-related expenses incurred during the nine months ended September 30, 2024 as part of the February 2024 Restructuring Plan. See Note 8 included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Restructuring Plan.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Change in fair value of warrant liability	$7	$(1)	$8	(800)%	$2	$(37)	$39	(105)%

The change in fair value of warrant liability for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was attributable to a combination of the change in our common stock price and a reduction of outstanding warrants from repurchase and exercises.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Other income (expense), net	$—	$15	$(15)	N/M	$—	$13	$(13)	N/M
N/M - Not meaningful

The gain recognized in other income (expense), net for the three and nine months ended September 30, 2024 was primarily attributable to the one-time extinguishment of the warrant liabilities in connection with the Warrant Repurchase in the three months ended September 30, 2024.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$105	$56	$241	$(13)
Stock-based compensation expense and related payroll tax	70	61	198	193
Depreciation and amortization	15	12	50	32
Interest income, net	(13)	(9)	(36)	(30)
Gain on warrant extinguishment	—	(14)	—	(14)
Change in fair value of warrant liability	(7)	1	(2)	37
Termination of leases	1	—	1	2
Stock-based charitable contribution expense	6	5	6	5
Restructuring and restructuring-related expenses(1)	0	0	8	46
Income tax expense (benefit)	(1)	1	4	3
Adjusted EBITDA	$176	$113	$470	$261
(1) Restructuring and restructuring-related expenses for the nine months ended September 30, 2025 include $5 million of severance benefits and $3 million of stock-based compensation expense. Restructuring and restructuring-related expenses for the nine months ended September 30, 2024 include $32 million of severance benefits, $12 million of stock-based compensation expense, and $2 million of accelerated depreciation related to facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue:
Subscription services	$244	$189	$680	$506
Financial technology solutions	1,345	1,067	3,703	2,963
Costs of Revenue:
Subscription services	67	56	197	159
Financial technology solutions	1,032	835	2,855	2,323
Subscription services and financial technology solutions gross profit (GAAP)	$490	$365	$1,331	$987

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Subscription services and financial technology solutions gross profit (GAAP)	$490	$365	$1,331	$987
Stock-based compensation expense and related payroll tax	4	5	13	16
Depreciation and amortization	12	8	41	22
Non-GAAP subscription services and financial technology solutions gross profit (Non-GAAP)	$506	$378	$1,385	$1,025

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$467	$213
Capital expenditures	(37)	(41)
Free cash flow	$430	$172

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	September 30, 2025 (1)	December 31, 2024 (2)
Cash and cash equivalents	$1,357	$903
Marketable securities	500	514
Cash and cash equivalents and marketable securities	$1,857	$1,417
Available credit facility	$346	$325
Total	$2,203	$1,742
(1) Excludes $172 million of cash held on behalf of customers and $76 million of restricted cash.
(2) Excludes $123 million of cash held on behalf of customers and $59 million of restricted cash.

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$467	$213
Net cash (used in) investing activities	(20)	(24)
Net cash provided by financing activities	70	7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	1
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	$520	$197

Cash, cash equivalents and marketable securities

The net increase in cash, cash equivalents and marketable securities in the nine months ended September 30, 2025 was primarily due to cash provided by operating activities of $450 million (which excludes changes in the balance of restricted cash) and cash provided by financing activities of $70 million, offset by cash used in investing activities of $20 million.

The increase in net cash provided by operating activities during the nine months ended September 30, 2025, as compared to the same period last year, was primarily driven by net income of $241 million during the nine months ended September 30, 2025 as compared to a net loss of $13 million during the same period last year. This was partially offset by a decrease in non-cash adjustments primarily attributable to the movement of the change in fair value of our warrant liability.

The decrease in net cash used in investing activities during the nine months ended September 30, 2025, as compared to the same period last year, was primarily driven by a decrease in cash outflows related to capital expenditures.

The increase in net cash provided by financing activities during the nine months ended September 30, 2025 as compared to the same period last year was primarily due to the nonrecurrence of the $61 million warrant repurchase in 2024.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of September 30, 2025. As of September 30, 2025, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $4 million. As of September 30, 2025, our total available borrowing capacity under the 2021 Facility was $346 million.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $250 million. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the nine months ended September 30, 2025, we repurchased approximately 2 million shares of our Class A common stock for an aggregate amount of $54 million.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock units, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of September 30, 2025, our fully diluted share count was as follows:

(shares, in millions)	September 30, 2025 (1)
Class A and B common stock issued and outstanding	587
Options to purchase Class A common stock and Class B common stock	21
Unvested restricted stock units	17
Warrants to purchase common stock	1
Shares reserved for charitable donations	3
Total fully diluted share count	629
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.

For further information see Note 7, “Stockholders’ Equity" and Note 10, “Net Income (Loss) Per Share Attributable to Common Stockholders” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.

Other Capital Requirements

Expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At September 30, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2024 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

In September 2025, we issued and donated 0.2 million shares of Class A common stock in connection with our Pledge 1% commitment to an independent donor advised fund to further our philanthropic goals through our Toast.org initiative, for consideration consisting of the benefit to the Company related to the purpose of the independent donor advised fund. The offer, sale, and issuance of the securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

Our purchases of our common stock in the third quarter of fiscal year 2025 were:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
July 1, 2025 to July 31, 2025	—	$—	—	$—
August 1, 2025 to August 31, 2025	53	$44.21	53	$161
September 1, 2025 to September 30, 2025	522	$39.74	522	$140
Total	575		575

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) On August 19, 2025, Brian Elworthy, our General Counsel and Corporate Secretary entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 61,500 shares of our Class A common stock pursuant to the terms of the plan. This trading plan expires on May 15, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On September 11, 2025, Jonathan Vassil, our Chief Revenue Officer entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 675,000 shares of our Class A common stock pursuant to the terms of the plan. This trading plan expires on June 30, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

As previously disclosed in the Form 4 filed with the SEC on August 19, 2025, on August 18, 2025, Aman Narang, our Chief Executive Officer and a member of our Board of Directors, entered into a prepaid variable share forward contract with an unaffiliated dealer, which may constitute a non-Rule 10b5-1 trading arrangement (the “PVF Contract”). The PVF Contract obligates Mr. Narang to deliver to such unaffiliated dealer up to an aggregate of 500,000 shares of our Class A common stock (or cash if cash settlement is elected). The PVF Contract is expected to be settled in August 2027.

During the fiscal quarter ended September 30, 2025, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

TOAST, INC.
(Registrant)

November 4, 2025	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

November 4, 2025	By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)