Form 10-K
period 2025-12-31
Toast, Inc.
filed 2026-02-18
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, the last trading day of its most recently completed second fiscal quarter, based on the closing price of $44.29 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $23 billion.

The registrant had outstanding 524 million shares of Class A common stock and 65 million shares of Class B common stock as of February 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•the impact of global financial, economic, political, and health events such as the presidential transition, changes in inflation and interest rates, capital market disruptions, tariffs, sanctions, or economic slowdowns or recessions, on our business and the industries we serve;
•our ability to source, finance, and integrate companies and assets that we have or may acquire; and
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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
•We use artificial intelligence in our platform and product offerings, and our success is dependent upon our ability to leverage data, develop competitive products, and manage related risks.
•Unfavorable conditions in the restaurant industry or the global economy could limit our ability to grow our business and materially impact our financial performance.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
•We depend upon third parties to manufacture our hardware products and to supply key components necessary to manufacture our hardware products. We do not have long-term agreements with all of our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of components, we may not be able to find alternative sources in a timely manner and our business would be impacted.
•Our future revenue will depend in part on our ability to expand the financial technology services we offer to our customers and increase adoption of those services.
•We rely on third-party payment processors to process and settle payments made by guests, payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.
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

Our Market

Restaurants and food and beverage retailers are highly diverse and complex and generally operate with low margins, high employee turnover, highly perishable products, and complex regulations. At the same time, these businesses operate in a dynamic environment with changing input costs, labor constraints, evolving consumer preferences, and the imperative to utilize technology and data to innovate. What was once primarily an on-site experience with antiquated solutions is now becoming an omnichannel experience with operators employing technology to enable a range of additional service models, including curbside pick-up, delivery, wholesale, and catering.

Over the last several years, consumer preference towards omnichannel commerce and digital engagement options has accelerated. With food service and retail businesses of varying sizes - from small and mid-sized operators to larger, multi-location and enterprise customers- operating in an increasingly dynamic environment, it is critical that we provide our customers with the tools they need to drive revenue and best serve their guests. As diversity grows in how guests order, where guests transact, and the means guests use to pay, operators must constantly adapt to support these trends. We have seen operators expanding into new service models in recent years, allowing guests to choose the type of service that best suits them.

We believe we are in the early stages of capturing our addressable market opportunity and we see a significant opportunity to increase sales to both new and existing customers, address more of the diverse needs of our customers, and expand our platform outside the United States and with different types of customers. See the section titled “Our Growth Strategy” below for additional details.

Our Products and Platform

Toast’s all-in-one technology platform is purpose-built to support the operational needs of restaurants and food and beverage retailers across a range of formats, sizes, and stages of growth. Our proprietary Android-based software powers our single platform of vertically integrated solutions, and combined with our purpose-built hardware and integrated payments solutions, we deliver a unified system that supports daily operations, employee workflows, and guest engagement.

Our platform is designed to serve as a central operating system for our customers’ businesses, with solutions that span point-of-sale, digital ordering and delivery, labor and workforce management, inventory and supply chain tools, marketing and loyalty, financial management, and related services. By offering these solutions on a single, integrated platform, we enable customers to manage operations more efficiently and to adopt additional capabilities as their businesses grow in scale and complexity.

Designed to work together, our solutions deliver increasing value as customers adopt more of the platform. For example, customers that use our digital ordering solutions can connect those orders directly with our marketing and loyalty tools, allowing them to promote offers to returning guests, encourage repeat visits, and drive more orders through their own digital channels, which can help customers save on third-party commissions and deliver incremental margins.

We continue to enhance the capabilities of our platform and expand its applicability across use cases, while maintaining a focus on reliability, scalability, and security. Our approach emphasizes delivering operational outcomes for customers through integrated workflows, data-driven insights, and ongoing innovation across the platform.

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

Toast IQ

Toast IQ is a conversational artificial intelligence, or AI, assistant built into our platform that uses real-time and historical data from our customers’ operations to help surface actionable business insights and enable operators to ask questions in natural language and take actions directly within the Toast system. Toast IQ is intended to help operators identify trends, make informed decisions, and streamline routine operational workflows through data-driven intelligence and integrated platform actions.

Marketing

Toast’s marketing products provide simple, integrated solutions to deliver targeted email and SMS campaigns, reach new guests with advertising campaigns across third-party digital channels, build loyalty programs, offer gift cards, and take reservations to drive further engagement with guests.

Features within our marketing products, such as our writing assistant powered by AI, custom templates and one-click email campaigns, are designed to help operators save time on crafting marketing strategies. Additionally, certain of our products enable operators to create tailored marketing based on guest interactions across our product suite, such as visit frequency and spending patterns, to drive guest engagement and help improve retention. Data-driven insights within these products allow operators to easily create and optimize their marketing efforts over time. In addition, certain marketing products enable operators to create and manage advertising campaigns designed to reach new guests across third-party digital channels, helping to extend their visibility beyond existing customers.

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

We also offer a number of ways for customers to reduce the upfront cost of our products. With an Easy Pay commercial lease, Toast customers can get up and running quickly while minimizing their upfront costs, such as hardware and onboarding fees, by making lease payments generally through a portion of their daily transactions. We also help tackle rising daily payment processing costs by offering automated, industry compliant credit card surcharging to help eligible customers offset their card processing fees.

Toast Capital offers eligible restaurants access to fast and flexible funding via loans issued by our bank partner that are generally repaid through a portion of their daily transactions. We are uniquely positioned to provide our restaurants with access to capital using proprietary systems to assist with loan origination that incorporate data science models, historical POS data, and payment processing volume. Toast Capital provides applicants with a straightforward process that allows approved borrowers access to funds as soon as the next business day after signing a credit agreement, allowing restaurateurs to focus on running and growing their businesses. In addition to Toast Capital, we also offer access to a number of other financial technology solutions.

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

•Partner APIs. Toast has curated a portfolio of over 200 technology partners that utilize Toast APIs to deliver a broad range of specialized solutions.

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

•Reliability. We leverage our extensive on-the-ground experience to provide a reliable payments experience that is resilient to issues with customers’ networks or internet service providers as well as Toast’s own cloud platform.

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

•Cellular backup. We provide optional cellular backup in Toast Go® 3 handhelds that allows seamless online operation including payments, kitchen syncing, and ticket printing when handhelds move beyond

Wi-Fi. We provide optional cellular backup in routers to provide redundancy when our customers’ internet service is disrupted.

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

•Fuel efficient location growth in our core U.S. market. Despite our rapid growth and scale, we estimate that U.S. restaurant locations on our platform account for approximately 20% of the U.S. restaurant market. We expect the restaurant industry to continue to shift toward innovative, digital, cloud-based solutions as restaurants seek to leverage technology to drive more growth and operate more efficiently. We therefore believe there is a substantial opportunity to grow our location footprint. To that end, we intend to invest in our field-based go-to-market engine, customer success through a combination of tailored onboarding services, customer support, and intuitive product design, as well as research and development of new products to serve the evolving needs of restaurants and provide solutions that cater to all segments of the restaurant industry. We also expect to see continued location growth among our existing customers, both as they open new locations and as we continue to roll out the Toast platform to more of our customers’ existing locations.

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

We start with in-market sales teams that are deeply familiar with, and trusted by, the local community. This deep knowledge of the local food and beverage scene provides us with a competitive advantage. Our sales team consists of an acquisition team that is focused on new location growth and is organized by customer size (i.e., number of locations per customer), type, and geography. The acquisition team is complemented by a growth team that focuses on expansion into the install base.

To generate and capture demand we invest heavily in the primary discovery channels for restaurant and food and beverage retail operators. We combine our demand generation efforts with pricing and packaging that is designed to increase platform adoption and simplify the buying process for operators. This approach provides multiple entry points into the Toast platform ranging from a single terminal point of sale to a multi-product setup for a complex restaurant or food and beverage retail operation.

As Toast continues to grow, so does the importance of brand recognition and our investments into strengthening it. This brand recognition will help continue to drive growth in the restaurant and retail community and increase referrals.

Research and Development

Our product development strategy is grounded in deep customer understanding and focused on delivering reliable, scalable capabilities that address the critical operational workflows of restaurants and food and beverage retailers. Our development process incorporates insights from market and user research, strategic planning, and iterative financial analysis, but it is first and foremost driven by our customer obsession and our mission to empower the restaurant and food and beverage retail community to delight their guests, do what they love, and thrive. We believe this focus on solving real operational challenges for our customers is fundamental to building durable products and driving long-term platform value.

Our research and development teams operate on a full-stack development model, organized into cross-functional groups with end-to-end responsibility across product management, design, engineering, analytics, and data science. This structure enables teams to move quickly, make informed trade-offs, and deliver integrated solutions that align closely with customer needs. Our platform architecture provides shared services, common capabilities, and reusable components that allow product teams to build and scale new functionality efficiently while maintaining reliability, security, and consistency across the platform.

Our research and development personnel are distributed across North America, Europe, and Asia, enabling us to access global talent and support a growing and increasingly diverse customer base. Our teams include professionals with expertise across product management, user experience design, software engineering, data science, and quality assurance. This global footprint supports both the ongoing enhancement of our existing products and the development of new capabilities that extend the value of our platform over time.

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

Human Capital

As of December 31, 2025, we had approximately 6,500 employees worldwide. We also engage consultants as needed to support our business and operations from time to time.

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

We believe that having a diverse and inclusive workforce is a strategic enabler to our business success. Our goal is to create a culture where all Toasters can thrive and our strategy is rooted in four key beliefs: great talent is everywhere; difference enables innovation; to reach our customers, we must understand them; and we want to be the best place to work for our Toasters.

Corporate Social Responsibility

At Toast, we are committed to enriching the food experience for all and harnessing our people, products, and philanthropy to maximize our positive impact on the world.

Toast.org, our social impact arm, is focused on solving critical issues in the food ecosystem that impact communities and the planet. In furtherance of Toast’s values and these goals, we joined Pledge 1%, a global movement that encourages and empowers companies of all sizes and stages to donate 1% of their staff time, product, profit, and/or equity to the philanthropic pursuits of their choosing. As a part of this initiative, our Board reserved a total of 5.5 million Class A common shares, annual installments of which are transferred as bona fide gifts to a charitable organization to fund our social impact initiatives through Toast.org.

In 2025, Toast.org commitments focused on addressing hunger and food insecurity, and supporting the next generation of industry leaders through culinary training programs. We announced a $5 million, five-year commitment to address hunger and food insecurity globally, making grants to hunger-relief organizations as well as directly to U.S. restaurants fighting hunger in their local communities. Our support of culinary training programs expanded to include the provision of donated Toast systems for students to train on.

Environmental, Social, and Governance, or ESG, matters including diversity, social and climate-related matters, are guided by our corporate social responsibility executive committee and overseen by the Nominating and Corporate Governance Committee of our Board. We are committed to supporting efforts to minimize both our use of natural resources and waste production. Our environmental efforts span our operations, platform, and products — including our workplaces, the full life cycle of our hardware and how we can help our customers and their guests reduce their impacts.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. As of December 31, 2025, we have 67 U.S. patent applications allowed/granted, and in addition we have 10 U.S. patent applications pending. Our issued patents are estimated to expire between 2034 and 2044. Such expiration dates may vary based on a variety of factors, including benefit claims, term adjustments, and/or extensions as well as the timely payment of maintenance fees. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

State Licensing Requirements

Certain of our payment technology solutions are or may become subject to state money transmitter or payroll processor laws and regulations. TPS is licensed as a money transmitter in most states in connection with certain payroll processing services we provide. Federal and state money transmitter laws and regulations impose a variety of requirements and restrictions on us, including anti-money laundering program requirements; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents.

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

Card Network and Nacha Rules

We rely on our relationships with financial institutions and third-party payment processors to access the payment card networks, such as Visa and Mastercard, which enable the acceptance of credit cards and debit cards by our customers, and our ability to explore and offer certain other products. We pay fees to such financial institutions and third-party payment processors for such services. We are required by these third-party payment processors to register with Visa, Mastercard, and other card networks and to comply with the rules and the requirements of these card networks’ self-regulatory organizations. The payment networks and their member financial institutions routinely update, generally expand, and modify requirements applicable to our customers, including rules regulating data integrity, third-party relationships, merchant chargeback standards and compliance with the Payment Card Industry Data Security Standard, or PCI DSS. PCI DSS is a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. In addition, we pay interchange fees to the financial institutions and payment processors that process card payments. The amount of interchange fees we pay are subject to applicable laws and legal developments, including private litigation settlements between merchants and card networks. Changes in permissible interchange fee limits as a result of change in law or new legal developments may adversely affect our results of operations.

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

State Loan Disclosure Requirements and Other Substantive Lending Regulations

Loans facilitated by Toast Capital are subject to state laws and regulations that impose requirements related to commercial loans, including loan disclosures and terms, credit discrimination, and credit reporting. State advertising, loan brokering, loan servicing, and debt collection laws may apply to the marketing and loan administration services we provide to our bank partner that makes the loans facilitated by Toast Capital. As state laws governing commercial lending continue to evolve, Toast Capital may now, or in the future, be required to make a regulatory filing or registration to provide commercial loan facilitation services in certain states.

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

Further, Toast PayOut, a feature of the payroll card Toast offers, allows restaurant employees the ability to access a portion of their wages and tips prior to payday. While our PayOut product is structured as a commercial line of credit to the restaurants, proposals to adopt or change state and/or federal statutes or regulations or the issuance of agency guidance related thereto, may bring PayOut within the scope of on-demand pay services, which could affect PayOut’s operating environment in substantial and unpredictable ways. These proposals or issuances may impact our ability to offer PayOut in a particular jurisdiction, or at all.

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

U.S. state consumer privacy laws, including the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, has directly impacted our business operations in that it has created data use, sharing and transparency requirements and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. In addition to the CCPA, numerous other states have enacted similar consumer privacy laws. We expect the number of states with such laws to continue to grow over time. While personal information that we process that is subject to the GLBA is exempt from the CCPA and many of these other state laws, the CCPA and these additional state laws will regulate other personal information that we collect and process and impose new consumer rights and limitations around personal information. Legislators and regulators at the state and federal level are continuing to propose new requirements, including layering requirements related to AI over existing privacy regulations, that may, if passed, deviate from or exceed the requirements of the laws and regulations that already apply to our business.

Additionally, as we grow our business internationally, we are subject to the European Union General Data Protection Regulation, or the EU GDPR, and the EU GDPR in such form as incorporated into the laws of the United Kingdom, collectively with EU GDPR, referred to as GDPR, to the extent it regulates the processing of personal information of individuals in these jurisdictions. The GDPR is wide-ranging in scope and imposes numerous requirements, including requirements relating to having legal bases and/or conditions for processing personal information, providing details to those, security measures, having data processing agreements with third parties, responding to individuals’ requests to exercise their rights, reporting security breaches involving personal information to the competent authorities and affected individuals, ensuring certain accountability measures are in place and record keeping. We may also be subject to Canada’s Personal Information Protection and Electronic Documents Act along with provincial legislation similarly impacting our operations on account of requirements related to collecting, processing and cross-border transfers of personal information. Similarly, we may become subject to the privacy and security laws of other jurisdictions as we continue to expand our international operations, and these laws may have impacts on our business similar to those already set out above.

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

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline.

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

We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based platform, which encompasses software, financial technology, and hardware components. As such, our ability to attract new customers, retain existing customers, and increase use of the platform by our customers is critical to our success.

Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, and the availability of competitive restaurant technology platforms. We may not experience the same levels of success with respect to our customer acquisition strategies as seen in prior periods, and if the costs associated with acquiring new customers materially rise in the future, our expenses may rise significantly.

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

Our business also depends on retaining our existing customers. Our business is primarily subscription-based, and contract terms for our SaaS products generally range from 12 to 36 months. Customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, even though the number of customers using our platform has grown steadily in recent years, there can be no assurance that we will be able to retain these customers or any new customers that may enter into subscriptions. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including the level of satisfaction with our platform or support; the perception that a competitive platform, product or service presents a better or less expensive option; changes in our customers’ spending levels; changes in consumer behavior; or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices, or contract breaches.

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

We have grown steadily over the last several years. For example, in the fiscal years ended December 31, 2025 and 2024, our revenue was $6,153 million and $4,960 million, respectively, representing a 24% growth rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, the maturation of our business, and macroeconomic conditions, among others.

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

We generally sell subscriptions to our platform together with our payment services. Except for a small subset of our customers, businesses are unable to subscribe to our platform without also subscribing to our payment services. While we believe that offering a complete all-in-one platform that includes payment processing functionality along with all the other functionality of our platform offers our customers significant advantages over separate point of sale solutions, some potential or existing customers may not desire to use our payment processing services or to switch from their existing payment processing vendors. Some of our potential customers for our platform may not be willing to switch payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

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

SMBs are also typically more susceptible to the adverse effects of policy changes and macroeconomic conditions including those caused by fluctuating inflation levels and interest rates. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. If the demand for restaurant management platforms by SMBs does not continue to grow, or if we are unable to maintain our market share with SMBs, our revenue and other growth rates could be adversely affected.

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

Moreover, while U.S. SMBs continue to comprise the majority of our customer base, we have and will continue to seek growth from enterprise customers and customers in other early expansion markets, which may be more likely to demand price concessions or request customized features and packaging. As a result, we may be required to adjust our prices and product offerings for certain customers, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

We are subject to risks associated with certain financial products we offer and our handling of customer funds, including counterparty risk with key partners, the ability of our customers to pay their obligations, and the risk of fraud.

Our business offers various products and features to digitize financial operations for our customers, including payment processing, access to capital, and payment execution. Current and future financial products offered by Toast, its subsidiaries and affiliates, or through our bank partners, subject us to risks. If we cannot source capital or partner with financial institutions to fund financial solutions for our customers, we might have to reduce the availability of these services, or cease offering them altogether. For example, Toast Capital’s bank partner offers qualified Toast customers working capital loans in accordance with credit policies established by our bank partner. Toast Capital markets the loans and acts as servicer of the loans and receives a servicing fee based on the outstanding balance of loans being serviced as well as a fee that varies depending on the credit performance of the loans extended under the program. We do not currently have partnerships with other financial institutions for such loans and are reliant on our bank partner to support this program. If our bank partner were to terminate its relationship with us, it would be difficult for us to continue making working capital loans available to our customers without disruption, at least in the short-term, until we are able to enter into a relationship with another financial institution to offer similar loans. In addition, our bank partner may not expand its lending under this program to support future demand for such loans from our customers. There can be no assurance that we would be able to enter into a similar relationship with another financial institution to make working capital loans available to our customers on terms our customers would find attractive, or at all.

Our agreement with our bank partner that originates loans requires us to, on a monthly basis, purchase loans made in a particular quarter that have been (or are scheduled to be) charged off, are otherwise non-performing, or do not satisfy our bank partner’s credit policy, unless such purchase would cause the principal amount of such purchased loans to exceed 15% of the original principal amount of loans made in the applicable quarter. As a result of our purchase obligations under this agreement, our servicing fees and credit performance fees, and any performing loans that we may otherwise elect to purchase from our bank partner on a forward flow basis, we are subject to credit risk on the loans extended by our bank partner under this program and potential loss of fees that we earn on loans in repayment. Accordingly, if our models fail to accurately predict the likelihood of default or timely repayment of loans, our business may be materially and adversely affected. For example, if our customers undergo labor disruption or shortage, experience revenue decline, engage in fraudulent behaviors, cease operations, or otherwise fail to repay their loans, our business may be materially and adversely affected. Macroeconomic declines could also increase the risk of non-payment or fraud and lead to a decrease in the number of customers eligible for loans or financing.

In addition, although our bank partners perform the regulated financial services for our customers, we are subject to numerous contractual and regulatory requirements in connection with our marketing and servicing activities in connection with these services. If we were to fail to comply with these requirements, we could be subject to liability, regulatory sanctions, or claims by our customers or our bank partners, and our bank partners could terminate their relationship with us. We intend to continue to explore additional financial or other solutions to offer to our customers. Some of those solutions may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals and requirements, or capabilities. Should we fail to address these requirements, or should these new solutions, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our financial business may be materially and adversely affected.

Our business also handles payroll processing administration for a number of our customers. Consequently, at any given time, we may be disbursing funds on behalf of customers, or holding or directing funds of customers, while payroll payments are being processed. Given the handling of customer funds and the large volume of different financial transactions we manage, we are a target for parties who seek to commit acts of financial fraud using stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud, wire fraud, and stolen cards or card account numbers. The techniques used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. As we continue our operations or introduce new products and features, we have and may in the future suffer losses from acts of financial fraud committed by our customers and their guests or employees, our employees, or third parties. In addition, our customers may suffer losses from acts of financial fraud by third parties posing as us through account takeover, credential harvesting, use of stolen identities, and various other techniques, which could harm our reputation, prompt us to reimburse our customers for such losses in order to maintain customer relationships, or expose us to civil and criminal liabilities. Finally, if our partners or the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event, fails to have adequate controls or to deliver their services in a timely manner, we may at times experience losses with limited ability to recoup losses or to directly strengthen relevant controls. If we are unable to effectively manage the risks of offering financial solutions including payroll services, our business, financial condition, and results of operations would be negatively impacted. Macroeconomic factors such as changes in interest rates may also increase our costs in servicing certain financial solutions or other products.

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

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, which has been and could be subject to fluctuations from time to time. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees.

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

Risks Related to Our Technology and Privacy

We use AI in our platform and product offerings, and our success is dependent upon our ability to leverage data, develop competitive products, and manage related risks.

We utilize AI solutions both for internal productivity purposes and in products and services available to our customers. We also work with partners who have incorporated or may incorporate AI solutions in their products and services. While AI and machine learning present opportunities for enhanced productivity, AI also introduces cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks that could adversely impact our business. For example, if the content, recommendations or analyses that AI applications assist in producing, are or are alleged to be deficient or inaccurate, or if the data used to train these applications are or are alleged to be deficient or inaccurate or legally impermissible to train on, we could be subject to competitive risks, potential legal liability, and reputational harm. Furthermore, the integration of third-party AI models, including Large Language Models, within our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. In addition, AI may present evolving ethical issues. If our use of AI becomes controversial, we may experience reputational harm or legal liability.

Further, given the early stage of generative AI, the evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-US laws concerning the use of AI. For example, the EU’s Artificial Intelligence Act, or AI Act, originally entered into force on August 1, 2024, and is expected to undergo amendments as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.

Likewise, within the United States, the regulatory landscape is rapidly evolving as evidenced by several US states introducing or enacting legislation that is designed to govern the development or use of AI. Our ability to use and offer AI and machine learning solutions may be constrained by current or future laws, regulatory, or self-regulatory requirements. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” Federal efforts have thus far have not been successful in curtailing state action on AI regulation, which has contributed to an increasingly complicated regulatory landscape. The rapid evolution of AI, including potential additional government regulation of AI and its various uses, may require significant resources for us to implement compliant and ethical AI practices. We may also be subject to significant enforcement actions or litigation in the event of any perceived or actual non-compliance.

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

We, our customers, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our customers, their employees, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information and sensitive and personal information of our customers, their guests, and their employees, including contact information and payment information, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, social engineering, and other deliberate attacks and attempts to gain unauthorized access. As AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new attack methods that are increasingly automated, targeted, and coordinated and more difficult to detect and defend against. In addition, our customers may authorize third-party technology providers to access their data and any unauthorized use of the third-party technology may result in unauthorized access to such data we obtain and process. These incidents can also originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform (or any platform of our third-party vendors) could result in the loss of service, unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

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

We also have policies and procedures in place to contractually require third parties to which we transfer data to implement and maintain appropriate security and privacy measures. Sensitive and personal information is processed and stored by our customers, software and financial institution partners and third-party service providers to whom we outsource certain functions. Threats to third-party systems can originate from human error, social engineering, fraud, or malice on the part of employees or third parties, or simply from accidental technological failure, and/or computer viruses and other malware that can be distributed and infiltrate systems of third parties on whom we rely. While we select third parties to which we transfer data carefully, we do not control their actions, and these third parties may experience breaches that result in unauthorized access of data and information stored with them despite these contractual requirements and the security measures these third parties employ.

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

If new or existing customers believe that our platform does not provide adequate security for the storage of personal or sensitive information or its transmission over the Internet, they may not adopt our platform or may choose not to renew their subscriptions to our platform, which could harm our business. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants, and other costs related to mitigation measures. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Further, because data security is a critical competitive factor in our industry, we may make statements in our privacy statements and notices and in our marketing materials describing the privacy and security of our platform, including but not limited to descriptions of certain security measures we employ or such features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection agency), or private litigants. U.S. and global regulators have also adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution partners and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems, or alter our business practices or our policies on data governance and security. If any of these outcomes were to occur, our operational costs could increase significantly. Failure to comply with applicable laws in this area could also result in significant fines, penalties, and reputational damage.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced system outages in the past, including in some cases as a result of disruptions at our third-party vendors and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures and similar events.

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

Our operating results may vary based on the impact of global events, such as geopolitical events, presidential elections and resulting policy changes, natural disasters, public health concerns or epidemics, and macroeconomic conditions, such as sanctions and tariffs, changes in inflation and interest rates and their potential impact on consumer spending. For example, the COVID-19 pandemic impacted our business and operations in a variety of ways, including supply chain challenges, disruptions in our sales and marketing efforts, restrictions in our ability to conduct research and development and other business activities, uncertainty in restaurant technology spending, and fluctuations in the payment volume processed through our platform.

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

As of December 31, 2025, we had accumulated $928 million and $873 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. Of the federal NOLs, $843 million have an indefinite carryforward period but may not offset more than 80% of current taxable income annually, and $85 million will expire at various dates through 2037. Of the state NOLs, the majority will begin to expire in 2034. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a historical ownership change analysis and while we have experienced ownership changes in the past, none of our existing federal and state tax attributes are currently subject to historical limitations that are expected to materially limit our utilization. Our ability to utilize our federal and state attributes could be limited by ownership changes that may occur in the future.

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

We have published ESG initiatives, goals, and commitments. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We are also subject to the evolving and divergent views on ESG matters by different stakeholders including investors, employees, and regulatory agencies. New laws and regulations relating to ESG matters, including climate change, human capital, and diversity, have been implemented, or are being developed and formalized in the U.S. and elsewhere. These regulations may entail specific, target-driven frameworks and other disclosure requirements. Our failure or perceived failure to achieve some or all of our ESG goals or maintain ESG-related practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from the investment community, regulatory authorities, and others or subject us to liability.

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

Some of our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with restaurants, larger existing user bases in certain markets, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Additionally, some potential customers in the restaurant industry, particularly large organizations, have elected, and may in the future elect, to develop their own business management and point of sale software and platforms. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding our addressable market. As we continue to expand our business in retail and international markets and in other verticals in the future, we will also face competition from incumbents in these markets.

Additionally, many of our competitors are well capitalized and offer discounted products and services, lower customer processing rates and fees, customer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our processing rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and may continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer and thereby compete more effectively against us.

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

We expect the competitive landscape in the hospitality technology industry will continue to change in a variety of ways, including:

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

Risks Related to Our Partners and Other Third Parties

We rely on third-party payment processors to process and settle payments made by guests, payments made to customers, and payments made on behalf of customers, and if we cannot manage risks related to our relationships with our current or future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to process and settle payments made by guests and payments made to customers on our platform. While we may continue to seek payment processing relationships with additional payment processors from time to time, we expect to continue to rely on a limited number of payment processors for the foreseeable future. We have experienced interrupted operations with respect to payments processed through our third-party payment partners, which in some cases resulted in the temporary inability of our customers to collect payments from their guests through our platform and disruptions in certain features, and we may experience similar events in the future. In the event that any of our current or future third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents have resulted in and may result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations. It would be difficult to replace third-party processors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

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

In addition to the Payment Network Rules and other applicable laws governing payment cards, our transaction processing services are subject to Nacha Rules, formerly the National Automated Clearing House Association Rules. Any changes in the Nacha Rules that increase our cost of doing business or limit our ability to provide processing services to our customers will adversely affect the operation of our business. If we or our customers fail to comply with the Nacha Rules or if our processing of customer transactions is materially or routinely delayed or otherwise disrupted, our partner financial institutions could suspend or terminate our access to Nacha’s clearing and settlement network, which would make it impossible for us to conduct our business on its current scale.

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

We depend upon third parties to manufacture our hardware products and to supply key components necessary to manufacture our hardware products. We do not have long-term agreements with all of our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of components, we may not be able to find alternative sources in a timely manner and our business would be impacted.

Many of the key components used to manufacture our hardware products, such as our customer-facing displays, come from limited or single sources of supply, and therefore a disruption with one manufacturer in our supply chain may have an adverse effect on other aspects of our supply chain and may disrupt our ability to effectively and timely deliver our hardware products. In addition, in some cases, we rely only on one hardware manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We have been and will continue exploring and working with alternative manufacturers for the assembly of our products and certain single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages, or delays or other problems in product assembly, and the availability and cost of these components or products may be difficult to predict. For example, the recent increase in demand for memory chips, driven by the rapid development of generative AI and large language models, could adversely affect our ability to source certain components for our hardware products, potentially leading to higher sourcing costs, increased delivery lead times, and production or delivery delays. Additionally, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks, civil unrest, hostilities or wars, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facilities and servicing locations. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, or if we are affected by adverse global supply chain dynamics, such as fluctuation in freight costs, we may incur unexpected production disruption, storage, transportation, and write off costs, which may harm our business and operating results. Given the uncertainty and instability of global economic and political environment, we cannot predict how, the duration of, or the extent to which our operations and financial results may be affected.

In the event of a shortage or supply interruption from suppliers of components used in our hardware products, we may not be able to develop alternate sources quickly, cost effectively, or at all. This supply interruption could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, existing and potential tariffs and sanctions, including those applicable to our relationships with vendors in China, or other trade restrictions, or other similar problems could increase our cost of production, limit or delay the supply of our products, or harm our reputation.

We also rely on certain suppliers located internationally as part of our supply chain, and the supply risks described above may similarly apply to or be more pronounced in respect of those international suppliers. For example, we have several long-term contracts with companies based in Asia. Issues and claims relating to these contracts and business arrangements may require us to bring a claim in a jurisdiction where it may be difficult and expensive to arbitrate, litigate, enforce, or otherwise resolve. In addition, there is uncertainty as to whether the courts in these international jurisdictions would recognize or enforce judgments of U.S. courts. Any litigation in international jurisdictions may be protracted and result in substantial costs and diversion of resources and management attention.

We primarily rely on Amazon Web Services to deliver our services to customers on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.

We currently host our platform and support our operations on multiple data centers provided by AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities have been and could in the future be subject to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The occurrence of any of the above circumstances or events and the resulting impact on our platform may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to retain existing customers or attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

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

In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd Frank Act. We must also comply with any applicable laws related to lending, loan brokering, loan servicing, debt collection, payroll processing, on-demand pay, insurance, anti-money laundering, money transfers, and advertising, as well as a number of domestic and international privacy and information security laws, including the CCPA and the GDPR. The GDPR in the EU and the UK, which have been incorporated into their respective laws, impose stringent requirements on the processing of personal data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Noncompliance with these privacy and security laws could result in significant penalties and remediation obligations. For example, under the GDPR, noncompliance can result in penalties up to the greater of 4% of worldwide annual revenue or €20 million (£17.5 million in the UK) depending on the circumstances. Additionally, we are or may become subject to a wide range of complex laws and regulations concerning the withholding, filing, and remittance of income and payroll taxes in connection with our payroll processing business. We may, in the future, offer additional financial technology solutions to guests of our customers that may be subject to additional laws and regulations or be subject to the aforementioned laws and regulations in novel ways.

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

Our subsidiary, TPS, holds money transmitter licenses or similar authorizations in multiple states where they may be required in order for us to offer our payroll processing products. Each of the issuers of licenses has the authority to supervise and examine our activities. Licensing determinations are matters of regulatory interpretation and could change over time. For example, certain states may have a more expansive view than others of what activities qualify as lending, loan brokering, loan servicing, debt collection, on-demand pay, money transmission, or payroll processing and require a license. Government authorities could disagree with our licensing position or our reliance on certain exemptions from licensing requirements or determine that Toast, TPS, or another Toast subsidiary or affiliate should have applied for licenses sooner, and they could require us to obtain such licenses, fine us for unlicensed activity, require us to enter into a consent agreement, or subject us to other investigations and enforcement actions. They could also require us to cease conducting certain aspects of our business until we are properly licensed or deny us a license. An adverse licensing determination or the revocation of a license in one jurisdiction could adversely affect our licensing status in other jurisdictions. There can be no assurance that we will be able to obtain any such licenses, and, even if we are able to do so, we could be required to make product and service changes in order to obtain and maintain such licenses, which could have a material and adverse effect on our business. As we obtain such licenses, we are and will become subject to many additional requirements and limitations, including those with respect to the custody of customer funds; record-keeping requirements; disclosure requirements; examination requirements; annual or biennial activity reporting and license renewal requirements; notification and approval requirements for changes in our officers, directors, stock ownership, or corporate control; permissible investment requirements; capital or minimum net worth requirements; bonding; restrictions on marketing and advertising; qualified individual requirements; anti-money laundering and compliance program requirements; data security and privacy requirements; and review requirements for customer-facing documents. The cost of obtaining and maintaining licenses can be material.

Our subsidiary, Toast Insurance Services, Inc., and certain personnel hold insurance related licenses. We cannot assure you that we, or our licensed personnel, are and will remain at all times in full compliance with insurance laws and regulations, and we may be subject to fines, enforcement actions, void contracts, or our insurance operations in that state may be suspended or prohibited in the event of any non-compliance. If we, or our licensed personnel, apply for new licenses, we may become subject to additional licensing requirements, which we may not be in compliance with at all times.

We provide our financial technology solutions in a constantly changing legal and regulatory environment. New laws or regulations, or new interpretations of existing laws or regulations, affecting our financial technology solutions could have a materially adverse impact on our ability to operate as currently intended and cause us to incur significant expense in order to ensure compliance. For example, government agencies may impose new or additional rules that (i) prohibit, restrict, and/or impose taxes or fees on payment processing transactions in, to or from certain countries or with certain governments, individuals, and entities; (ii) impose additional client identification and client due diligence requirements; (iii) impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring; (iv) limit the types of entities capable of providing payment processing services, or impose additional licensing or registration requirements; (v) impose minimum capital or other financial requirements; (vi) require enhanced disclosures to our payment processing clients; (vii) cause loans facilitated through the Toast Capital platform, or any of the underlying terms of those loans, to be unenforceable against the relevant borrowers; (viii) limit the number or principal amount of payment processing transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and (ix) restrict or limit our ability to facilitate processing transactions using centralized databases. These regulatory changes and uncertainties make our business planning more difficult and could require us to invest significant resources and devote significant management attention to pursuing new business activities, change certain of our business practices or our business model, or expose us to additional costs (including increased compliance costs and/or customer remediation), any of which could adversely impact our results of operations. If we fail to comply with new laws or regulations, or new interpretations of existing laws or regulations, our ability to operate our business, our relationships with our customers, our brand, and our financial condition and results of operations could be adversely affected.

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

We may also be challenged that our bank partner is not the “true lender” of the loans. Loans facilitated by Toast Capital are made by our bank partner in reliance on the position that the bank is the “true lender” for such loans. That true lender status determines various elements of the structure of the loan program, including that we do not hold licenses required solely for being the party that makes loans to our customers, and loans facilitated through the Toast Capital platform may involve pricing and payment structures permissible at origination because the lender is a bank, and/or the disclosures provided to borrowers are accurate and compliant in reliance on the status of the lender as a bank. Because the loans facilitated through the Toast Capital platform are made by our bank partner, many state financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which our bank partner made a particular loan is located) and many licensing requirements and substantive requirements under state lender licensing laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they make.

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

Last, terms of certain loans facilitated through the Toast Capital platform could, or may in the future, be challenged as violating applicable lending regulations. When establishing the fixed fee and payment structures that are charged to borrowers on loans we market and service, our bank partner relies on certain authority under federal law to export the interest requirements of the state where the bank is located to borrowers located in other states. Further, we rely on the ability of subsequent holders to continue charging such fee and payment structures and to enforce other contractual terms of the loans that are permissible under federal banking laws following the acquisition of the loans. In some states, the fee of some loans facilitated through the Toast Capital platform, if considered interest, may exceed the maximum interest rate permitted from time to time for loans made by non-bank lenders to borrowers located in such states. In addition, the rate structures for some loans facilitated through the Toast Capital platform may not be permissible in all states for non-bank lenders and/or the amounts charged in connection with loans facilitated through the Toast Capital platform may not be permissible in all states for non-bank lenders.

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

Our involvement in our payroll, transaction processing services, and other financial technology solutions, could be subject to federal and state money service business or money transmitter registration and licensing requirements that could result in substantial compliance costs, and our business could be adversely affected if we fail to predict how a particular law or regulation should be applied to our business. Failure to comply with anti-money laundering, economic and trade sanctions regulations, the FCPA, and similar laws could subject us to penalties and other adverse consequences.

Toast and certain of its subsidiaries offer access to certain other financial technology products and services that are provided to our customers by bank partners. Our contracts with these bank partners, and our role in providing these services, requires us to comply with state and federal laws and regulations as well.

While we believe we have defensible arguments in support of our positions that our involvement in our transaction processing services is not subject to federal money services business, or MSB, registration and state money transmitter licensing in all states, we have not expressly obtained confirmation of such positions from FinCEN or all state regulators that administer the state money transmission or payroll processor laws. It is possible that certain state regulators may determine that our activities are subject to licensing. Any determination that we are in fact required to be licensed in a state where we do not already hold a license may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage, or other negative consequences as well as cause us to be required to cease operations in some of the states we service, which would have a material adverse effect on our business, financial condition, results of operations, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented anti-money laundering programs. The adoption of new money transmitter, payroll processor, or money services business laws in jurisdictions, or changes in regulators’ interpretation of existing state and federal money transmitter, payroll processor, or money services business laws or regulations, could subject us to new registration or licensing requirements. There can be no assurance that we will be able to obtain or maintain any such licenses in all states where we offer transaction processing services, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material adverse effect on our business. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, and we could be subject to fines, license revocation, or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. An adverse licensing determination or the revocation of a license in one jurisdiction could prevent us from operating certain aspects of our business in that jurisdiction, and could adversely affect our licensing status in other jurisdictions. These factors could impose substantial additional costs, involve considerable delay in the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

In addition, our offering of stored value cards, gift cards and electronic gift certificates may trigger various federal and state laws and regulations. The customers who utilize our gift card processing products and services may be subject to these laws and regulations, which may include the Credit Card Accountability Responsibility and Disclosure Act of 2009. In addition, the payroll cards that are offered to our customers’ workers are issued by a bank partner. We are a service provider of this bank, providing marketing and account administration services.

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

The regulatory framework governing the collection, processing, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy statements or notices, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the incurrence of significant fines, penalties, or other liabilities. In addition, any such action, particularly to the extent we were found to have engaged in violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

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

Under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. State tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes or to remit additional taxes and interest and could impose associated penalties and fees. Moreover, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations for online marketplaces, payment service providers, and other intermediaries. These obligations may require us to collect and remit taxes on the merchant customers’ behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

Additionally, we have registered, among other trademarks, the name “Toast” in the United States and other jurisdictions. As we expand internationally, we will apply for trademark protection for our name and certain product and service marks in foreign jurisdictions. However, trademark applications may not be approved in all jurisdictions, and in some countries, existing third-party rights or local laws may prevent us from registering or enforcing our marks. If we are unable to obtain trademark protection for our name or other key marks in foreign markets, or if our trademark rights are successfully challenged, we may be required to rebrand our products or services in those jurisdictions, which could result in significant costs, loss of brand recognition, and adverse effects on our business and operating results. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. There could also be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property.

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

•our ability to execute on our share repurchase program as planned, including whether we meet internal or external expectations around the timing or price of share repurchases, and any increases, reductions, discontinuances or other changes to our share repurchase program and the repurchases thereunder;

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, we had 66 million shares of Class B common stock outstanding, representing approximately 55% of the voting power of our outstanding capital stock; our 5% stockholders, directors, executive officers, and their affiliates beneficially owned in the aggregate approximately 55% of the voting power of our outstanding capital stock. These stockholders will have significant influence with respect to the election of our Board and approval of significant corporate actions, even after they no longer have a service relationship with us. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until (i) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (ii) September 24, 2028.

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

Any common stock that we issue under our existing equity incentive plans or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by our other equity holders. We have, and may in the future, issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock. While our board of directors have approved a shareholder repurchase program, which is intended to enhance long-term stockholder value, there is no assurance this program would do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares and short-term stock price fluctuations could reduce the effectiveness of our repurchase programs. Furthermore, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate our equity dilution.

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

We have never declared or paid dividends on our capital stock and do not anticipate to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits, even though an action, if successful, might benefit our stockholders. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Our Chief Information Security Officer, or CISO, who has decades of experience in similar roles in the technology industry, leads and oversees our information security program, including our cybersecurity policies and information security team. This team is responsible for implementing processes designed to identify and protect company assets through prevention and detection controls. Through our cybersecurity program, we have developed prevention, response and recovery processes and procedures designed to address potential adverse impacts to our company should a cyber event or incident occur. We have implemented security awareness training which is required for all employees during onboarding and annually thereafter, and we conduct regular phishing simulations.

Management reports cybersecurity risks to the Enterprise Risk and Compliance Committee in accordance with the risk management program and to our Board’s Audit Committee in an effort to keep our Board apprised of the rapidly evolving cyber threat landscape and to assess the effectiveness of our overall cybersecurity and compliance programs.

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

Our CISO reviews and contributes to the cybersecurity risk reporting that is provided to the Audit Committee of our Board on a quarterly basis. The quarterly updates include cybersecurity risk assessment results, which include risks associated with the use of third-party service providers, and cover efforts to mitigate previously identified risks. Our CISO also oversees the cybersecurity incident response team and is responsible for updating our Board on cybersecurity incidents, including the mitigation and remediation of these incidents, should they occur.

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

Holders of Record

As of December 31, 2025, there were 202 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2025, there were 49 holders of record of our Class B common stock.

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

The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 22, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2025. The graph uses the closing market price on September 22, 2021 of $62.51 per share as the initial value of our Class A common stock. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

225
200
175
150
125
100
75
50
25
0
Dollars
9/22/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
6/30/25
12/31/25
Trade Date
TOST
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Our purchases of our common stock in the fourth quarter of fiscal year 2025 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(in thousands)		(in thousands)	(in millions)
October 1, 2025 to October 31, 2025	347	$36.03	347	$126
November 1, 2025 to November 30, 2025	541	$33.78	541	$108
December 1, 2025 to December 31, 2025	624	$34.99	624	$87
Total	1,512		1,512

(1) Average Price Paid Per Share excludes cash paid for commissions.

(2) On February 15, 2024, we announced the authorization of a share repurchase program for the repurchase of shares in our Class A common stock, in an aggregate amount of up to $250 million. In February 2026, our board of directors authorized an increase of $500 million to our share repurchase program. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion.

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

•Results of Operations. This section provides an overview and analysis of our financial results for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024. Discussions related to the fiscal year ended December 31, 2023 and year-over-year comparisons between the fiscal years ended December 31, 2024 and 2023 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025, and incorporated herein by reference.

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

As of December 31, 2025, approximately 164,000 Locations, an increase of 22% year over year, processing approximately $195 billion of gross payment volume in the trailing 12 months, partnered with Toast to optimize operations, increase sales, engage guests, and maintain happy employees.

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

Key Business Metrics

	Year Ended December 31,
(dollars in billions)	2025	2024	% Growth
Gross Payment Volume (GPV)	$195.1	$159.1	23%

	As of December 31,
(dollars in millions)	2025	2024	% Growth
Total Annualized Recurring Run-Rate (ARR)	$2,047	$1,626	26%

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

RESULTS OF OPERATIONS

The following section discusses the fiscal years ended December 31, 2025 and 2024 and provides a year-over-year comparison between fiscal years ended December 31, 2025 and 2024. Discussions related to the fiscal year ended December 31, 2023 and year-over-year comparisons between the fiscal years ended December 31, 2024 and 2023 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025, and incorporated herein by reference.

Revenue

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Subscription services	$936	$706	$230	33%
Financial technology solutions	5,037	4,053	984	24%
Hardware and professional services	180	201	(21)	(10)%
Total revenue	$6,153	$4,960	$1,193	24%

The increase in subscription services revenue during the fiscal year ended December 31, 2025 was attributed to growth in Locations on the Toast platform and the continued increase in product adoption.

The increase in financial technology solutions revenue during the fiscal year ended December 31, 2025 was primarily attributable to the increase in Locations on the Toast platform.

Costs of Revenue

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Subscription services	$264	$219	$45	21%
Financial technology solutions	3,891	3,175	716	23%
Hardware and professional services	400	371	29	8%
Amortization of acquired intangible assets	5	5	—	—%
Total costs of revenue	$4,560	$3,770	$790	21%

The increase in subscription services costs during the fiscal year ended December 31, 2025 was primarily driven by a $22 million increase in amortization of capitalized software and a $15 million increase in employee-related costs.

The increase in financial technology solutions costs during the fiscal year ended December 31, 2025 was due to an increase in GPV.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Sales and marketing	$571	$470	$101	21%

The increase in sales and marketing expenses during the fiscal year ended December 31, 2025 was primarily driven by a $64 million increase in employee-related costs and a $24 million increase in marketing expenses.

Research and Development

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Research and development	$374	$351	$23	7%
The increase in research and development expenses during the fiscal year ended December 31, 2025 was primarily attributable to an increase in employee-related costs.

General and Administrative

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
General and administrative	$344	$307	$37	12%

The increase in general and administrative expenses during the fiscal year ended December 31, 2025 was primarily driven by an increase in bad debt expense.

Restructuring Expenses

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Restructuring expenses	$12	$46	$(34)	(74)%

The decrease in restructuring expenses during the fiscal year ended December 31, 2025 was driven by significant restructuring and restructuring-related expenses incurred during fiscal year ended December 31, 2024 as part of the February 2024 Restructuring Plan. See Note 11, “Restructuring Plan” of the Notes to the Consolidated Financial Statements for further information.

Interest Income, net

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Interest income, net	$51	$42	$9	14%

Interest income, net, increased by $9 million during the fiscal year ended December 31, 2025 compared to the prior fiscal year, primarily driven by increased cash and cash equivalent and marketable securities balances.

Change in Fair Value of Warrant Liability

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Change in fair value of warrant liability	$3	$(49)	$52	(106)%

The change in fair value of the warrant liability during the fiscal year ended December 31, 2025 was primarily driven by a decrease in our stock price, as the number of outstanding warrants remained unchanged during the period. The prior year balance included a reduction of outstanding warrants primarily due to a warrant repurchase of 5 million shares of Class B common stock in July 2024, or the Warrant Repurchase. See Note 3, “Financial Instruments” of the Notes to the Consolidated Financial Statements for further information.

Other income, net

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	%
Other income, net	$—	$13	$(13)	(100)%

The gain recognized in other income, net, for the fiscal year ended December 31, 2024 was primarily attributable to the one-time extinguishment gain of the warrant liabilities in connection with the Warrant Repurchase in July 2024.

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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(in millions)	2025	2024
Net income	$342	$19
Stock-based compensation expense and related payroll tax	255	256
Depreciation and amortization	67	46
Interest income, net	(51)	(42)
Gain on warrant extinguishment	—	(14)
Change in fair value of warrant liability	(3)	49
Termination of leases	1	5
Stock-based charitable contribution expense	6	5
Restructuring and restructuring related expenses(1)	12	46
Income tax expense	4	3
Adjusted EBITDA	$633	$373
(1) Restructuring and restructuring-related expenses for the fiscal years ended December 31, 2025 and 2024 include $9 million and $32 million of severance benefits, $3 million and $12 million of stock-based compensation expense and $— million and $2 million of accelerated amortization related to facilities, respectively.

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

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue:
Subscription services	$936	$706	$500
Financial technology solutions	5,037	4,053	3,189
Costs of Revenue:
Subscription services	264	219	166
Financial technology solutions	3,891	3,175	2,503
Subscription services and financial technology solutions gross profit (GAAP)	$1,818	$1,365	$1,020

	Year Ended December 31,
(in millions)	2025	2024	2023
Subscription services and financial technology solutions gross profit (GAAP)	$1,818	$1,365	$1,020
Stock-based compensation expense and related payroll tax	16	20	20
Depreciation and amortization	53	32	17
Non-GAAP subscription services and financial technology solutions gross profit (Non-GAAP)	$1,887	$1,417	$1,057

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

The following table presents a reconciliation of net cash provided by operating activities to the free cash flow for each of the periods presented:

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$661	$360
Capital expenditures	(53)	(54)
Free cash flow	$608	$306

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

	Year Ended December 31,
(in millions)	2025 (1)	2024 (2)
Cash and cash equivalents	$1,353	$903
Marketable securities	638	514
Cash and cash equivalents and marketable securities	$1,991	$1,417
Available credit facility	$347	$325
Total	$2,338	$1,742
(1) Excludes $159 million of cash held on behalf of customers and $71 million of restricted cash.
(2) Excludes $123 million of cash held on behalf of customers and $59 million of restricted cash.

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$661	$360
Net cash (used in) investing activities	(172)	(39)
Net cash provided by financing activities	7	18
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2	(1)
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	$498	$338

Cash, Cash Equivalents and Marketable Securities

The net increase in cash, cash equivalents and marketable securities was primarily due to increases from cash provided by operating activities from the fiscal year ended December 31, 2025 compared to the previous year. During the fiscal year ended December 31, 2025, the increase in net cash provided by operating activities as compared to the fiscal year ended December 31, 2024, was primarily driven by net income of $342 million during the fiscal year ended December 31, 2025 as compared to a net income of $19 million during the same period last year. This increase was partially offset by a higher use of cash for working capital primarily driven by increases in accrued expenses and other current liabilities due to the timing of payments.

The increase in net cash used in investing activities during the fiscal year ended December 31, 2025, as compared to the fiscal year ended December 31, 2024, was primarily driven by net cash outflows from marketable securities as compared to net cash inflows from marketable securities during last year. The decrease in net cash provided by financing activities during the fiscal year ended December 31, 2025, as compared to the same period last year, was primarily driven by cash outflows related share repurchases and payments of debt issuance costs, partially offset by cash inflows from the proceeds from the issuance of common stock.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023 to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of December 31, 2025. As of December 31, 2025, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $3 million. As of December 31, 2025, our total available borrowing capacity under the 2021 Facility was $347 million. See Note 6, "Debt" of the Notes to the Consolidated Financial Statements for further information.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount of up to $250 million. In February 2026, our board of directors authorized an increase of $500 million to our share repurchase program. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. See Note 17, “Subsequent Events (unaudited)" of the Notes to the Consolidated Financial Statements for further information.

Dilution

We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, unvested restricted stock, shares reserved for charitable donations and other securities that can be converted to common stock, such as our warrants to purchase common stock. As of December 31, 2025 our fully diluted share count was as follows:

Year Ended December 31, 2025 (1)
(shares in millions)
Class A and B common stock issued and outstanding	589
Options to purchase Class A common stock and Class B common stock	21
Unvested restricted stock units	15
Warrants to purchase Class B common stock	1
Shares reserved for charitable donations	3
Total fully diluted share count	629
(1) Share amounts presented above do not give effect to potential repurchases of common stock under the treasury stock method.

For further information see Note 3, “Financial Instruments", Note 8, “Common Stock", and Note 9, “Stock-Based Compensation" of the Notes to the Consolidated Financial Statements for further information.

Other Capital Requirements

Recent and expected material cash and other capital requirements, in addition to the above also include the following:

•As of December 31, 2025, our non-cancellable purchase obligations to hardware suppliers totaled $106 million, all of which is due within the next 12 months.

•As of December 31, 2025, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $157 million of which $90 million is due within the next 12 months and $67 million thereafter.

In addition to the above material cash requirements, we also recognize liabilities associated with financial guarantees related to loan purchase activities. Such activities are further described within Note 2, "Summary of Significant Accounting Policies" and Note 15, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements for further information.

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

We believe that the critical accounting estimates summarized below involve a greater degree of judgment and complexity. Accordingly, these are the estimates and policies we believe are the most critical in fully understanding and evaluating our financial condition and results of operations. For further information on our critical accounting estimates and policies summarized below, refer to Note 2, "Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements. If the impact of changes in our critical accounting estimates are material or considered necessary to understand our results of operations for the periods presented, then such information is disclosed within this Annual Report on Form 10-K in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Recent Accounting Pronouncements

Refer to the sections titled “Recent Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations in North America, Europe and Asia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risks.

Interest Rate Sensitivity

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the fair value of those securities. We had cash and cash equivalents of $1,353 million and marketable securities of $638 million as of December 31, 2025. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and the securities are considered investment-grade debt securities and classified as available-for-sale. The securities are recorded at fair value in the Consolidated Balance Sheets with unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity within accumulated other comprehensive loss. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We do not enter into investments for speculative purposes.

Based on our investment portfolio balance as of December 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial position. We do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Credit Risk

We are exposed to credit risk on accounts receivable and our loan servicing activities. This risk is mitigated due to our diverse customer base, dispersed over various geographic regions. During the fiscal years ended December 31, 2025, 2024, and 2023, we had no customers individually that accounted for more than 10% of our total revenue. No customers individually accounted for more than 10% of our total receivables at December 31, 2025 and 2024. We maintain provisions for potential credit losses and evaluate on an ongoing basis the solvency of our customers and the impact of current and future conditions to determine if additional allowances for credit losses need to be recorded.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Toast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toast, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Valuation of Toast Capital Contingent Liability for Expected Credit Losses

Description of the Matter
As of December 31, 2025, the contingent liability for expected credit losses related to loan servicing activities through the Toast Capital loan program was $46 million. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company records a contingent liability for expected credit losses accounted for under ASC 326 related to the Company’s contingent obligation to purchase ineligible loans. Management’s measurement of the contingent liability for expected credit losses is based on historical lifetime loss data, as well as macroeconomic forecasts, as applicable, applied to the loan portfolio.

Auditing the Company’s contingent liability for expected credit losses involved a high degree of complexity in evaluating loss severity estimates and subjectivity in evaluating management’s measurement of their expected loss forecasts used during the applicable period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the contingent liability for expected credit losses process. For example, we tested controls over management’s review of the contingent liability calculations, the significant assumptions and methodology used, as well as controls over management’s review of the underlying data used in the calculation.

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

To test the expected loss forecasting models, with the support of internal valuation specialists, we evaluated the model methodology and replicated a sample of models. We also tested the appropriateness of key inputs used in these models by agreeing a sample of inputs to supporting information and tested the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the key assumptions included, among others, comparing forecasted losses and default probabilities to historical trends, while also considering changes in the Company’s loan portfolio. We performed sensitivity analyses over the key assumptions to evaluate the change in the contingent liability resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Toast, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Toast Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toast, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 18, 2026

TOAST, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for number of shares and par value)

	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$1,353	$903
Marketable securities	638	514
Accounts receivable, net	127	115
Inventories, net	114	118
Other current assets	437	325
Total current assets	2,669	1,975
Property and equipment, net	105	98
Operating lease right-of-use assets	27	25
Intangible assets, net	14	20
Goodwill	113	113
Restricted cash	71	59
Other non-current assets	146	118
Total non-current assets	476	433
Total assets	$3,145	$2,408
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47	$37
Deferred revenue	68	59
Accrued expenses and other current liabilities	854	715
Total current liabilities	969	811
Warrants to purchase common stock	19	22
Operating lease liabilities, non-current	20	24
Other long-term liabilities	13	6
Total liabilities	1,021	863
Commitments & Contingencies (Note 15)
Stockholders’ Equity:
Preferred Stock - par value $0.000001; 100 million shares authorized, no shares issued or outstanding	—	—
Common stock, $0.000001 par value: Class A - 7,000 million shares authorized; 523 million and 491 million issued and outstanding as of December 31, 2025 and 2024, respectively; Class B - 700 million shares authorized; 66 million and 81 million issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Accumulated other comprehensive income (loss)	2	(1)
Additional paid-in capital	3,384	3,150
Accumulated deficit	(1,262)	(1,604)
Total stockholders’ equity	2,124	1,545
Total liabilities and stockholders’ equity	$3,145	$2,408

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription services	$936	$706	$500
Financial technology solutions	5,037	4,053	3,189
Hardware and professional services	180	201	176
Total revenue	6,153	4,960	3,865
Costs of revenue:
Subscription services	264	219	166
Financial technology solutions	3,891	3,175	2,503
Hardware and professional services	400	371	357
Amortization of acquired intangible assets	5	5	5
Total costs of revenue	4,560	3,770	3,031
Gross profit	1,593	1,190	834
Operating expenses:
Sales and marketing	571	470	401
Research and development	374	351	358
General and administrative	344	307	362
Restructuring expenses	12	46	—
Total operating expenses	1,301	1,174	1,121
Income (loss) from operations	292	16	(287)
Other income (expenses):
Interest income, net	51	42	37
Change in fair value of warrant liability	3	(49)	3
Other income, net	—	13	3
Income (loss) before income taxes	346	22	(244)
Income tax (expense) benefit	(4)	(3)	(2)
Net income (loss)	$342	$19	$(246)
Net income (loss) per share attributable to common stockholders:
Basic	$0.59	$0.03	$(0.46)
Diluted	$0.56	$0.03	$(0.47)
Weighted-average shares used in computing net income (loss) per share:
Basic	582	559	532
Diluted	607	591	533

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$342	$19	$(246)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	—	1	2
Currency translation adjustments	3	(2)	—
Total other comprehensive income (loss)	3	(1)	2
Comprehensive income (loss)	$345	$18	$(244)

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	523	$—	$2,477	$(1,377)	$(2)	$1,098
Issuance of common stock under equity plans	—	—	19	—	38	—	—	38
Issuance of common stock upon net exercise of common stock warrants	—	—		—	1	—	—	1
Stock-based compensation	—	—		—	290	—	—	290
Issuance of common stock in connection with business combination	—	—		—	1	—	—	1
Issuance of common stock in connection with charitable contribution	—	—	1	—	10	—	—	10
Other comprehensive income, net of tax	—	—		—	—	—	2	2
Net loss	—	—		—	—	(246)	—	(246)
Balances at December 31, 2023	—	$—	543	$—	$2,817	$(1,623)	$—	$1,194
Issuance of common stock under equity plans	—	—	30	—	100	—	—	100
Issuance of common stock upon net exercise of common stock warrants	—	—	1	—	17	—	—	17
Stock-based compensation	—	—		—	267	—	—	267
Share repurchases	—	—	(2)	—	(56)	—	—	(56)
Issuance of common stock in connection with charitable contribution	—	—		—	5	—	—	5
Other comprehensive loss, net of tax	—	—		—	—	—	(1)	(1)
Net Income	—	—		—	—	19	—	19
Balances at December 31, 2024	—	$—	572	$—	$3,150	$(1,604)	$(1)	$1,545
Issuance of common stock under equity plans	—	—	20	—	81	—	—	81
Stock-based compensation	—	—	—	—	254	—	—	254
Share repurchases	—	—	(3)	—	(107)	—	—	(107)
Issuance of common stock in connection with charitable contribution	—	—	—	—	6	—	—	6
Other comprehensive income, net of tax	—	—	—	—	—	—	3	3
Net Income	—	—	—	—	—	342	—	342
Balances at December 31, 2025	—	$—	589	$—	$3,384	$(1,262)	$2	$2,124

The accompanying notes are an integral part of these consolidated financial statements.

TOAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$342	$19	$(246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	46	32
Stock-based compensation expense	242	253	277
Amortization of deferred contract acquisition costs	99	82	62
Change in fair value of warrant liability	(3)	49	(3)
Credit loss expense	91	70	64
Stock-based charitable contribution expense	6	5	10
Asset impairments	3	5	15
Gain on warrant extinguishment	—	(14)	—
Other non-cash items	8	(7)	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	(72)	(3)
Other current assets	(52)	(15)	(12)
Deferred contract acquisition costs	(147)	(130)	(107)
Inventories, net	4	—	(7)
Accounts payable	11	5	1
Accrued expenses and other current liabilities	21	48	81
Deferred revenue	6	23	(5)
Operating lease right-of-use assets and operating lease liabilities, net	(6)	(4)	1
Other assets and liabilities	5	(3)	(8)
Net cash provided by operating activities	661	360	135
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	(9)
Capital expenditures	(53)	(54)	(42)
Purchases of marketable securities	(633)	(473)	(623)
Proceeds from the sale of marketable securities	178	126	35
Maturities of marketable securities	336	362	556
Other investing activities	—	—	(3)
Net cash (used in) investing activities	(172)	(39)	(86)
Cash flows from financing activities:
Payments of issuance costs of the revolving credit facility	(3)	—	—
Proceeds from issuance of common stock	81	99	36
Change in customer funds obligations, net	36	36	27
Warrant repurchase	—	(61)	—
Repurchases of Class A common stock	(107)	(56)	—
Net cash provided by financing activities	7	18	63
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2	(1)	—
Net increase in cash, cash equivalents, cash held on behalf of customers and restricted cash	498	338	112
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,085	747	635
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,583	$1,085	$747
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	$1,353	$903	$605
Cash held on behalf of customers	159	123	87
Restricted cash	71	59	55

Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,583	$1,085	$747
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software	$12	$14	$13
Cash paid for amounts included in the measurement of lease liabilities	15	14	14
Right-of-use assets obtained in exchange for new operating lease liabilities / (reduction) of lease liabilities from lease terminations and modifications	10	1	(40)
Issuance of common stock upon exercise of common stock warrants	—	17	1

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

Risks and Uncertainties

We are subject to a number of risks and uncertainties, including geopolitical events, presidential elections and transitions, natural disasters, public health concerns or epidemics, and macroeconomic conditions, such as changes in inflation and interest rates, which may also impact consumer behavior, the industries we serve, and our business.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from estimates.

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

The fair value of our marketable securities is determined based on quoted market prices of similar assets and classified as Level 2 within the fair value hierarchy. (See Note 3, “Financial Instruments”). The carrying values of accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term nature.

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

Accounts receivable are typically unsecured. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During the fiscal years ended December 31, 2025, 2024, and 2023, we had no customers that individually accounted for more than 10% of our total revenue and no customers that individually accounted for more than 10% of our total accounts receivable as of December 31, 2025 or 2024.

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

We have concluded that we are the principal in this performance obligation to provide a managed payment solution because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are generally ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of our registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements, which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the customer.

Financial technology solutions revenue is recorded net of refunds and reversals initiated by the customer and is recognized upon authorization by the issuing bank and submission for processing.

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

We review marketable securities for impairment during each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the Consolidated Balance Sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive income (loss).

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

This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase ineligible loans, and a non-contingent liability accounted for under ASC 460, Guarantees, or ASC 460, related to our obligation to stand-ready to perform under the obligation, both of which are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. We measure a contingent liability for expected credit losses which is based on historical lifetime loss data, as well as macroeconomic forecasts, as applicable, applied to the loan portfolio. Probability of default curves are generated using historical default data for portfolios of guaranteed loans with similar risk characteristics. Loss severity estimates are generated using historical collections data for the loans purchased by us. Additionally, we may apply macroeconomic factors, such as forecasted trends in unemployment rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, as applicable, are applied to the outstanding principal amounts of the guaranteed loans. We may also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of its current expected credit losses. The expected term of the loans guaranteed by us typically range from 90 to 360 days, and the reasonable and supportable forecast period reflects the expected period over which loans repay or become ineligible through delinquency or default, which varies based on loan term.

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

Deferred Contract Acquisition Costs

Based on ASC 340-40, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of obtaining a contract, such as sales commissions and related payroll taxes, over the period we expect to derive benefits from the contract. The period of benefit for commissions paid for the acquisition of initial subscription services is determined by taking into consideration the initial estimated customer life and the technological life of our subscription services platform and related significant features. We adjust the carrying value of the deferred commissions assets periodically to account for customer churn, which occurs when customers have ceased operations or otherwise discontinued using our subscription services and financial technology solutions. Amortization expense is included in sales and marketing expenses in the Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated lives, as follows:

Property and Equipment	Estimated Useful Life
Computer and other equipment	3 years
Office furniture and fixtures	3 years
Tooling and equipment	3 - 7 years
Capitalized software	3 years

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

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by us. We have one reporting unit and test goodwill for impairment at least annually in the fourth quarter or more frequently if indicators of potential impairment exist. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for the excess of the carrying value of the reporting unit over its fair value. There were no goodwill impairment losses recognized during the fiscal years ended December 31, 2025, 2024, and 2023. Based on our quantitative goodwill impairment test, the reporting unit’s fair value significantly exceeded its carrying value at December 31, 2025.

During the quarter ended on December 31, 2025, we voluntarily changed the date of our annual goodwill impairment test from December 31 to October 1. We believe the change in goodwill impairment date does not result in a material change in the method of applying the accounting principle. This change provides us with additional time to complete the annual goodwill impairment testing in advance of year-end reporting. The change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change has been applied prospectively as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight.

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

We evaluate the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amount of an asset group to the estimated future undiscounted future net cash flows expected to be generated from their use and eventual disposal. If the carrying amount is not recoverable, the carrying amount is reduced to fair value and impairment loss is recognized. See Note 7, "Other Balance Sheet Information" for additional information related to property and equipment impairments.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the fiscal years ended December 31, 2025, 2024, and 2023, was $54 million, $43 million, and $29 million, respectively, and is included in sales and marketing expense in the accompanying Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on either a prospective or retrospective basis, with early adoption permitted. The Company adopted ASU 2023-09 for the fiscal year ended December 31, 2025 on a prospective basis. See Note 12, “Income Taxes” for additional information.

Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.

3. Financial Instruments

The following table presents information about our financial assets and liabilities that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$951	$—	$—	$951
Commercial paper	—	96	—	96
Certificates of deposit	—	23	—	23
Corporate bonds	—	261	—	261
U.S. government agency securities	—	7	—	7
Treasury bonds	—	134	—	134
Asset-backed securities	—	142	—	142
	$951	$663	$—	$1,614
Liabilities:
Warrants to purchase common stock	$—	$—	$19	$19
	$—	$—	$19	$19

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$671	$—	$—	$671
Commercial paper	—	24	—	24
Certificates of deposit	—	3	—	3
Corporate bonds	—	100	—	100
U.S. government agency securities	—	7	—	7
Treasury bonds	—	233	—	233
Asset-backed securities	—	147	—	147
	$671	$514	$—	$1,185
Liabilities:
Warrants to purchase common stock	$—	$—	$22	$22
	$—	$—	$22	$22

During the fiscal years ended December 31, 2025 and 2024, there were no transfers amongst Level 1, Level 2 and Level 3.

We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the years ended December 31, 2025, 2024, and 2023. All unrealized losses were immaterial and recognized in other comprehensive income (loss).

The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	December 31, 2025		December 31, 2024
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$20	$—	$13	$—
Corporate bonds	47	—	33	—
U.S. government agency securities	—	—	7	—
Treasury bonds	—	—	102	—
Asset-backed securities	—	—	13	—
Total	$67	$—	$168	$—
Marketable Securities

The fair values of the marketable securities by contractual maturities at December 31, 2025 were as follows (in millions):

December 31, 2025
Due within 1 year	$333
Due after 1 year through 5 years	291
Due after 5 years and thereafter	14
Total marketable securities	$638

Valuation of Warrants to Purchase Common Stock

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The following table indicates the weighted-average assumptions made in estimating the fair value as of:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.5%	4.3%
Contractual term (in years)	1	2
Expected volatility	45.7%	57.5%
Expected dividend yield	—%	—%
Exercise price per share	$17.5	$17.5

Fair Value of Liabilities

The following table provides a roll-forward of the aggregate fair value of our common stock warrant liability for which fair value is determined using Level 3 inputs (in millions):

Common Stock Warrant Liability
Balance as of December 31, 2023	$64
Change in fair value	49
Warrant extinguishment	(74)
Settlement	(17)
Balance as of December 31, 2024	22
Change in fair value	(3)
Balance as of December 31, 2025	$19

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

As of December 31, 2025 and 2024, the maximum number of shares of our common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million and 1 million, respectively.

4. Loan Servicing Activities and Acquired Loans Receivable, Net

Changes in the contingent liability for expected credit losses for the fiscal years ended December 31, 2025 and 2024 were as follows (in millions):

	Year Ended December 31,
	2025	2024
Beginning balance	$29	$29
Credit loss expense	62	45
Reductions due to loan purchases	(45)	(45)
Ending balance	$46	$29

The balance of the non-contingent stand-ready liability was $18 million and $10 million, as of December 31, 2025 and 2024, respectively, recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

As of December 31, 2025 and 2024, $71 million and $59 million, respectively, were classified as restricted cash on the Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Amount
Balance as of December 31, 2023	$113
Acquisitions	—
Balance as of December 31, 2024	113
Acquisitions	—
Balance as of December 31, 2025	$113

Intangible assets, net consisted of the following (in millions):

	As of December 31, 2025
	Technology Assets	Customer Assets	Total
Gross carrying amount	$40	$7	$47
Accumulated amortization	(28)	(5)	(33)
Intangible assets, net	$12	$2	$14

	As of December 31, 2024
	Technology Assets	Customer Assets	Total
Gross carrying amount	$40	$7	$47
Accumulated amortization	(23)	(4)	(27)
Intangible assets, net	$17	$3	$20

The total estimated future amortization of intangible assets as of December 31, 2025 was as follows (in millions):

Amount
2026	$6
2027	4
2028	1
2029	1
2030	1
Thereafter	1
Total	$14

6. Debt

Revolving Line of Credit

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of December 31, 2025. As of December 31, 2025, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $3 million. As of December 31, 2025, our total available borrowing capacity under the 2021 Facility was $347 million.

7. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	December 31,
	2025	2024
Accounts receivable	$103	$99
Unbilled receivables	33	24
Less: Allowance for credit losses	(9)	(8)
Accounts receivable, net	$127	$115

A summary of changes in our allowance for credit losses with respect to our accounts receivable is as follows (in millions):

	Year Ended December 31,
	2025	2024
Beginning balance	$(8)	$(11)
Additions	(22)	(21)
Write offs	21	24
Ending balance	$(9)	$(8)

Other Current Assets (in millions)

	December 31,
	2025	2024
Cash held on behalf of customers	$159	$123
Deferred contract acquisition costs, current (Note 10)	98	74
Prepaid expenses	39	29
Other	141	99
Total other current assets	$437	$325

Property and Equipment, Net (in millions)

	December 31,
	2025	2024
Capitalized software	$202	$150
Computer equipment	29	21
Leasehold improvements	11	15
Tooling and equipment	8	5
Furniture and fixtures	3	4
Construction in process	3	3
Property and equipment, gross	256	198
Less: Accumulated depreciation and amortization	(151)	(100)
Property and equipment, net	$105	$98

Depreciation and amortization expense, which excludes amortization expense related to capitalized software, for the fiscal years ended December 31, 2025, 2024, and 2023, was $8 million, $11 million, and $10 million, respectively.

During the fiscal years ended December 31, 2025 and 2024, we capitalized $54 million and $53 million, respectively, in software and website development costs. As of December 31, 2025 and 2024, property and equipment, net in the Consolidated Balance Sheets included unamortized software and website development costs of $82 million and $80 million, respectively. Amortization expense attributable to capitalized software and website development costs was $49 million, $30 million, and $16 million, respectively, for the fiscal years ended December 31, 2025, 2024, and 2023. For the fiscal years ended December 31, 2025, 2024, and 2023, impairment expense was $3 million, $2 million and $15 million, respectively.

Accrued Expenses and Other Current Liabilities (in millions)

	December 31,
	2025	2024
Accrued transaction-based costs	$368	$312
Customer funds obligation	159	123
Accrued expenses	74	69
Accrued payroll and bonus	133	126
Contingent liability for expected credit losses	46	29
Other liabilities	74	56
Total accrued expenses and other current liabilities	$854	$715

8. Common Stock

Shares of Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class A common stock and Class B common stock are entitled to receive dividends, when and if declared by our Board of Directors, or our Board. Each share of Class B common stock is convertible into one share of Class A common stock voluntarily at any time by the holder, and will convert automatically into one share of Class A common stock upon the earlier of (a) the date the holders of two-thirds of our outstanding Class B common stock elect to convert the Class B common stock to Class A common stock, or (b) September 24, 2028. In addition, with certain exceptions as further described in our amended and restated certificate of incorporation, transfers of one share of Class B common stock will generally result in the conversion of such share of Class B common stock into one share of Class A common stock. During the fiscal years ended December 31, 2025, 2024 and 2023, 15 million, 33 million and 56 million shares of Class B common stock converted into Class A common stock, respectively.

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

During the fiscal year ended December 31, 2025, we repurchased $107 million of Class A common stock. At December 31, 2025, approximately $87 million remained authorized for repurchase under our share repurchase program.

Shares Reserved for Charitable Donations

In recognition of our values and commitment to local communities, we joined the Pledge 1% movement to fund our social impact initiatives through Toast.org, our social impact arm. During the fiscal year ended December 2021, our Board approved reserving 5 million shares of Class A common stock that we may, but are not obligated to, issue over a certain period to fund our social impact initiatives through Toast.org. During the fiscal years ended December 31, 2025, 2024 and 2023, we recognized stock-based charitable contribution expense of $6 million, $5 million and $10 million, respectively, for the fair value of the donated shares. Such expenses were recorded within general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2025, 3 million shares were reserved for future issuances for charitable donations.

9. Stock-Based Compensation Expense

Stock-based compensation expense recognized for the fiscal years ended December 31, 2025, 2024, and 2023, was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$34	$40	$43
Sales and marketing	57	54	58
Research and development	88	84	94
General and administrative	60	63	82
Restructuring expenses	3	12	—
Total stock based compensation	$242	$253	$277

Stock Option and Incentive Plans

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted and approved in 2021. The 2021 Plan replaced the 2014 Plan, which was initially adopted in 2014 and continues to govern outstanding equity awards granted thereunder. The 2021 Plan allows us to make equity-based and cash-based incentive awards to our officers, employees, directors, and consultants. The number of shares reserved and available for issuance under the 2021 Plan automatically increases each January 1, by 5% of the total outstanding number of shares of the Class A common stock and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of our Board. As of December 31, 2025, 119 million shares were authorized for future issuance under the 2021 Plan.

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

As of December 31, 2025, 31 million shares of our Class A common stock were authorized for issuance to participating employees who are allowed to purchase shares of Class A common stock at a price equal to 85% of its fair market value at the beginning or the end of the offering period, whichever is lower.

Stock Options

Our stock option awards generally have a requisite service period of four to five years and a contractual life of ten years.

The following table indicates the weighted-average assumptions made in estimating the fair value based on the Black-Scholes model as of December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.05%	4.06%	3.90%
Expected term (in years)	6.09	6.09	6.08
Expected volatility	59%	59%	56%
Expected dividend yield	0%	0%	0%
Weighted-average fair value per share of common stock	$34.00	$24.53	$18.01
Weighted-average fair value per share of options issued	$20.16	$14.51	$10.24

The following is a summary of stock option activity under our stock option plans:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2024	28	$9.42
Granted	2	34.00
Exercised	(8)	7.81
Forfeited	(1)	18.90
Outstanding as of December 31, 2025	21	$11.84
Options vested and expected to vest as of December 31, 2025	20	$11.49	5.1	$482
Options exercisable as of December 31, 2025	17	$8.85	4.6	$458
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

The aggregate intrinsic values of options exercised was $278 million, $401 million, and $137 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, total unrecognized stock-based compensation expense related to the options was $42 million and is expected to be recognized over the remaining weighted-average service period of 2.7 years.

Restricted Stock Units

The majority of our restricted stock units, or RSU, awards have a requisite service period of four years. We reflect RSUs as issued and outstanding shares of common stock when such units vest. The following table summarizes RSU activity as of December 31, 2025:

	RSU (in millions)	Weighted- Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2024	22	$21.41
Granted	6	36.09
Vested	(10)	22.37
Forfeited	(3)	22.42
Outstanding balance as of December 31, 2025	15	$26.80
Expected to vest as of December 31, 2025	13	$26.19

The weighted-average grant-date fair value per share of RSUs granted during the fiscal years ended December 31, 2024 and 2023 was $24.77 and $18.58, respectively. The fair value of RSUs vested during the fiscal years ended December 31, 2025, 2024, and 2023 was $405 million, $284 million, and $208 million, respectively.

As of December 31, 2025, total unrecognized stock-based compensation expense related to the RSUs was $289 million and is expected to be recognized over the remaining weighted-average service period of 2.65 years.

10. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

	Year Ended December 31,
	2025	2024
Deferred revenue, beginning of period	$63	$41
Deferred revenue, end of period	$69	$63
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$59	$39

Deferred revenue includes amounts classified within other long-term liabilities on our Consolidated Balance Sheets.

As of December 31, 2025, $999 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. We expect to recognize revenue of approximately $936 million of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

	Year Ended December 31,
	2025	2024
Beginning balance	$172	$127
Capitalization	147	127
Amortization	(99)	(82)
Ending balance	$220	$172

As of December 31, 2025 and 2024, $98 million and $74 million, respectively, of our current deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets in the accompanying Consolidated Balance Sheets.

11. Restructuring Plan

During the three and twelve months ended December 31, 2025, we incurred $4 million and $12 million, respectively, of one-time restructuring costs to continue focusing on operational efficiency, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. These charges were recorded within restructuring expenses on our Consolidated Statements of Operations. As of December 31, 2025, we substantially completed this restructuring activity with immaterial remaining liabilities.

In February 2024, we announced a restructuring plan, or the 2024 Restructuring Plan, designed to promote overall operating expense efficiency, including a reduction in force and certain other actions to reorganize our facilities and operations. In connection with this 2024 Restructuring Plan, we incurred restructuring and restructuring-related charges of $46 million during the fiscal year ended December 31, 2024. These charges were recorded within restructuring expenses on our Consolidated Statements of Operations, primarily consisting of cash severance costs and the acceleration of stock-based compensation for certain terminated employees. As of December 31, 2025, we completed the 2024 Restructuring Plan.

12. Income Taxes

The components of income (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$318	$7	$(258)
Foreign	28	15	14
Income (loss) before income taxes	$346	$22	$(244)

The components of income tax (expense) benefit for the fiscal years ended December 31, 2025, 2024, and 2023, were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current state	$(3)	$(2)	$(1)
Current foreign	(1)	(1)	(2)
Current tax expense	(4)	(3)	(3)
Deferred federal	—	—	1
Deferred tax benefit	—	—	1
Total income tax (expense) benefit	$(4)	$(3)	$(2)

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2025 and 2024, were as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$246	$210
Stock-based compensation expense	18	25
Credit carryforward	84	63
Accrued expenses and reserves	88	65
Charitable contributions	13	11
Deferred revenue	1	1
Depreciation	—	2
Capitalized R&D	46	112
Lease liability	7	8
Total deferred tax assets	503	497
Valuation allowance	(436)	(442)
Net deferred tax assets	67	55
Deferred tax liabilities:
Depreciation	(1)	—
Amortization	(3)	(5)
Capitalized contract acquisition costs	(56)	(44)
Right-of-use asset	(7)	(6)
Total deferred tax liabilities	(67)	(55)
Net deferred tax asset (liability)	$—	$—

Below is a tabular reconciliation of our effective tax rate to the United States federal income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (dollars in millions):

	Year Ended December 31, 2025
	Amount	Percent
U.S federal statutory tax rate	$73	21.0%
State and local income taxes, net of federal income tax effect (a)	2	0.6%
Foreign tax effects
Other foreign jurisdictions	(4)	(1.3)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Other	1	0.5%
Tax Credits
Research and development tax credits	(17)	(5.0)%
Changes in valuation allowances	(9)	(2.5)%
Nontaxable or nondeductible items
Share based payment awards	(70)	(20.2)%
Executive compensation	26	7.5%
Other	2	0.6%
Changes in unrecognized tax benefits	—	—%
Effective Tax Rate	$4	1.2%
(a) During the year ended December 31, 2025 state taxes in California and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

Below is a tabular reconciliation of our effective tax rate to the United States federal income tax rate, as previously disclosed, and prior to the adoption of ASU 2023-09, for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Tax provision at statutory rate	21.0%	21.0%
State tax - net of federal	(20.2)%	5.4%
Warrants	33.7%	0.3%
Non-deductible executive compensation	95.1%	(0.9)%
Non-deductible meals and entertainment	6.3%	(0.5)%
Research and development credits	(29.3)%	6.5%
Stock-based compensation expense	(304.9)%	3.6%
Change to uncertain tax positions	17.4%	—%
Global intangible low-taxed income	(8.6)%	(1.3)%
Other, net	(3.9)%	0.4%
Change in valuation allowance	204.9%	(35.3)%
Effective Tax Rate	11.5%	(0.8)%

During the fiscal year ended December 31, 2025, we recorded an income tax expense of $4 million, which is primarily attributable to $3 million of U.S. state tax expense and $1 million of foreign tax expense related to the earnings of our profitable foreign subsidiaries.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which represents the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income, or GILTI, and Foreign-Derived Intangible Income, or FDII, rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

In accordance with ASC 740, we recognized the effects of the OBBBA in the period of enactment. Management evaluated the provisions of the OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. The enactment of the OBBBA did not have a material impact on our consolidated financial statements for the year ended December 31, 2025. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required in subsequent periods.

Management evaluated all available positive and negative evidence in assessing the realizability of our net deferred tax assets. Evidence included the availability of taxable income in carryback periods, reversals of existing taxable temporary differences, tax planning strategies and future income projections. Based upon the evidence, including our historical book and taxable losses, management determined that it is more likely than not that our U.S. net deferred tax assets will not be realized, and therefore the valuation allowance was retained against our net U.S. deferred tax assets as of December 31, 2025. On a worldwide basis, the valuation allowance increased (decreased) by $(6) million, $45 million, and $87 million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively, primarily due to the impact of stock compensation windfalls together with other equity related tax adjustments, operating losses incurred and tax credits generated during each year.

Based on current projections, management believes there is a reasonable possibility that a portion or all of the valuation allowance may be released within the next 12 months. Any such release would result in the recognition of deferred tax assets and a corresponding reduction to income tax expense in the period the release is recorded. Management will continue to reassess the valuation allowance against its net U.S. deferred tax assets based on the evaluation of all available positive and negative evidence; however, the timing and amount of any release remains uncertain and is subject to change based on future operating results.

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $928 million which may be able to offset future income tax liabilities. Of the federal net operating loss carryforward $843 million has an indefinite carryforward period, and $85 million will expire at various dates through 2037. As of December 31,

2025, we had U.S. state net operating loss carryforwards of $873 million, of which $718 million begin to expire in 2026 and the remaining $155 million do not expire. As of December 31, 2025, we had U.S. federal tax credit carryforwards of $70 million which expire between 2033 and 2045. As of December 31, 2025 we had U.S. state tax credit carryforwards of $26 million which expire between 2032 and 2040.

Cash income taxes paid during the year ended December 31, 2025 were not material to our consolidated financial statements, either individually, by jurisdiction, or in the aggregate, and therefore a jurisdictional disaggregation of cash taxes paid has not been presented.

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

The following table reflects changes in unrecognized tax benefits for the periods presented below (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$5	$—	$—
Additions for tax positions related to current period	2	2	—
Additions for tax positions related to prior periods	—	3	—
Lapse of statute of limitations / settlements	—	—	—
Balance, end of year	$7	$5	$—

As of December 31, 2025, we had gross unrecognized tax benefits of $7 million, that if recognized would not impact the effective tax rate due to the valuation allowance maintained on our U.S. deferred tax assets. We recognize accrued interest and penalties related to income tax matters as a component of income tax expense, neither of which are material for any of the periods presented.

We file income tax returns in the United States (federal, and various state jurisdictions), as well as various foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2022 through December 31, 2025. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities until utilized in a future period.

Certain jurisdictions in which we operate have enacted tax legislation based on the OECD’s global minimum tax framework, or Pillar Two, with rules effective for fiscal years beginning in 2024 and additional provisions effective in 2025. We have performed an assessment of the potential impact of Pillar Two based on available information, including recent tax filings, country-by-country reporting, and financial results of affected subsidiaries. Based on this assessment, we expect Pillar Two will have an immaterial impact for the year ended December 31, 2025. We will continue to monitor developments and assess the impact of the Pillar Two rules on future periods.

As of December 31, 2025, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from unremitted earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside of the U.S. The determination of the deferred tax liability associated with unremitted earnings which are indefinitely reinvested outside of the U.S. is not practicable.

13. Net Income (Loss) Per Share Attributable to Common Stockholders

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

The following table sets forth the computation of net income (loss) per share attributable to common stockholders (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss), basic	$342	$19	$(246)
Less: Gain on change in fair value of warrant liability(1)	3	—	3
Net income (loss), diluted	$339	$19	$(249)
Denominator:
Weighted-average shares of common stock outstanding - basic	582	559	532
Effect of dilutive securities:
Dilutive common share equivalents included in dilutive shares	24	32	—
Warrants to purchase common stock(1)	1	—	1
Weighted-average shares of common stock outstanding - diluted	607	591	533
Net income (loss) per share, basic	$0.59	$0.03	$(0.46)
Net income (loss) per share, diluted	$0.56	$0.03	$(0.47)
(1) During the fiscal years ended December 31, 2025 and 2023, we recorded a gain on fair value remeasurement of our warrant liability. For purposes of computing diluted income (loss) per share, these gains were excluded from our net income (loss) and the corresponding weighted-average shares were also adjusted accordingly.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Options to purchase Class A common stock and Class B common stock	1	3	48
Unvested restricted stock	—	—	1
Unvested restricted stock units	1	2	33
Warrants to purchase common stock (2)	—	1	—
Total	2	6	82
(2) During the fiscal year ended December 31, 2024, we recorded a loss on fair value remeasurement of our warrant liability. These warrants were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect.

14. Segment Information

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

The following table sets out our measure of profit or loss and significant segment expenses (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$6,153	$4,960	$3,865
Costs of revenue(1)	(4,522)	(3,726)	(2,985)
Sales and marketing(1)	(511)	(412)	(340)
Research and development(1)	(280)	(263)	(261)
General and administrative(1)	(281)	(241)	(278)
Stock-based compensation and related payroll taxes	(255)	(256)	(288)
Other items(2)	38	(43)	41
Net income (loss)	$342	$19	$(246)
(1) These expenses exclude stock-based compensation and related payroll taxes. Stock-based compensation and related payroll taxes are presented separately as an additional significant segment expense. The amounts consist of both stock-based compensation (refer to Note 9, “Stock-Based Compensation” for tabular disclosure of amounts included within other significant segment expenses) and the corresponding payroll taxes.
(2) Other items include restructuring and restructuring-related expenses, interest income, net, change in fair value of warrant liability, other income, net and income tax (expense) benefit.

We have significant operations in the United States, Ireland, and India. We did not earn material revenue in any country other than the United States during the fiscal years ended December 31, 2025, 2024, and 2023.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2025	2024
United States	$115	$111
Ireland	4	5
India	9	6
Other	4	1
Total long-lived assets	$132	$123

Tangible long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets attributed to specific countries are based upon the country in which the asset is located.

15. Commitments and Contingencies

Purchase Commitments

As of December 31, 2025, our non-cancellable purchase obligations to hardware suppliers totaled $106 million, all of which is due within the next 12 months.

As of December 31, 2025, our non-cancellable contractual commitments with our cloud service providers and other vendors totaled $157 million of which $90 million is due to within the next 12 months and $67 million thereafter.

Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. We establish accruals for losses that management deems to be probable and subject to reasonable estimates. As of December 31, 2025 and December 31, 2024, we do not expect any claims with a reasonably possible adverse outcome to have a material impact to us, and accordingly, have not accrued for any material claims.

16. Retirement Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by us. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At our discretion, we can match a portion of the participants’ contributions. During the years ended December 31, 2025, 2024, and 2023, we recognized $25 million, $21 million, and $19 million, respectively, of expense for the defined contribution plans.

17. Subsequent Events (unaudited)

On February 10, 2026, our board of directors approved an increase of $500 million to our previously authorized share repurchase program for the repurchase of shares of our Class A common stock. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A Common Stock, and it may be suspended at any time at our discretion.

Between December 31, 2025 and February 17, 2026, we repurchased 3 million shares of our Class A common stock for an aggregate amount of $85 million. As of February 17, 2026, and after giving effect to the authorized increase, approximately $501 million remained under the our share repurchase authorization.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, together with management, have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Principal Executive Officer and Principal Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2025, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon such evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

On December 12, 2025, Elena Gomez, our President and Chief Financial Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 100,000 shares of our Class A common stock pursuant to the terms of the plan. This trading plan expires on April 30, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended December 31, 2025, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

The information required by this item, including information about our Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

4.3*	Description of Capital Stock
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

10.4#
2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819) filed with the Securities and Exchange Commission on February 26, 2025).

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

10.8#*	Toast, Inc. Non-employee Director Compensation Policy.
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

10.11†
Second Amendment Agreement dated as of May 6, 2025, relating to the Revolving Credit and Guaranty Agreement, dated June 8, 2021 (as amended by the Amendment Agreement, dated as of March 2, 2023, and as further supplemented or modified prior to the dated hereof) by and among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrants’s Quarterly Report on Form 10-Q, (File No. 001-40819), filed with the Securities and Exchange Commission on August 5, 2025.

10.12†
Sublease Agreement, effective as of August 7, 2023, by and between the registrant and GOTO GROUP, INC., (as successor-in-interest to LogMeIn, Inc.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40819), filed with the Securities and Exchange Commission on November 8, 2023.

10.13#
Toast, Inc. Deferred Compensation Program (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819) filed with the Securities and Exchange Commission on February 27, 2024).

10.14#
2024 Executive Severance and Change in Control Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40819) filed with the Securities and Exchange Commission on November 8, 2024).

19.1
Toast, Inc. Stock Trading Policy, as amended (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40819) filed with the Securities and Exchange Commission on February 26, 2025).

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on February 18, 2026.

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

Signature	Title	Date

/s/ Aman Narang	Chief Executive Officer, Co-Founder, and Director	February 18, 2026
Aman Narang

/s/ Elena Gomez	President, Chief Financial Officer	February 18, 2026
Elena Gomez

/s/ Paul Bell	Director	February 18, 2026
Paul Bell

/s/ Kent Bennett	Director	February 18, 2026
Kent Bennett

/s/ Anu Bharadwaj	Director	February 18, 2026
Anu Bharadwaj

/s/ Susan E. Chapman-Hughes	Director	February 18, 2026
Susan E. Chapman-Hughes

/s/ Stephen Fredette	President, Co-Founder, and Director	February 18, 2026
Stephen Fredette

/s/ Mark Hawkins	Chair of the Board, Director	February 18, 2026
Mark Hawkins

/s/ Hilarie Koplow-McAdams	Director	February 18, 2026
Hilarie Koplow-McAdams

/s/ Deval L. Patrick	Director	February 18, 2026
Deval L. Patrick