Form 10-Q
period 2026-03-31
Toast, Inc.
filed 2026-05-08
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 516 million shares of Class A common stock and 64 million shares of Class B common stock as of May 4, 2026.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors listed or described from time to time in our filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except for number of shares and par value)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$1,098	$1,353
Marketable securities	672	638
Accounts receivable, net	138	127
Inventories, net	136	114
Other current assets	548	437
Total current assets	2,592	2,669
Property and equipment, net	114	105
Operating lease right-of-use assets	24	27
Intangible assets, net	13	14
Goodwill	113	113
Restricted cash	74	71
Other non-current assets	164	146
Total non-current assets	502	476
Total assets	$3,094	$3,145
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$70	$47
Deferred revenue	73	68
Accrued expenses and other current liabilities	921	854
Total current liabilities	1,064	969
Warrants to purchase common stock	11	19
Operating lease liabilities, non-current	17	20
Other long-term liabilities	12	13
Total liabilities	1,104	1,021
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.000001 per share; 100 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.000001 per share: Class A - 7,000 million shares authorized; 516 million and 523 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively Class B - 700 million shares authorized; 64 million and 66 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Accumulated other comprehensive income (loss)	(1)	2
Additional paid-in capital	3,127	3,384
Accumulated deficit	(1,136)	(1,262)
Total stockholders’ equity	1,990	2,124
Total liabilities and stockholders’ equity	$3,094	$3,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription services	$268	$209
Financial technology solutions	1,323	1,082
Hardware and professional services	39	46
Total revenue	1,630	1,337
Costs of revenue:
Subscription services	60	66
Financial technology solutions	1,011	831
Hardware and professional services	111	93
Amortization of acquired intangible assets	1	1
Total costs of revenue	1,183	991
Gross profit	447	346
Operating expenses:
Sales and marketing	156	133
Research and development	97	84
General and administrative	84	79
Restructuring expenses	—	7
Total operating expenses	337	303
Operating income	110	43
Other income:
Interest income, net	13	12
Change in fair value of warrant liability	8	3
Income before taxes	131	58
Income tax expense	(5)	(2)
Net income	$126	$56
Earnings per share:
Basic	$0.21	$0.10
Diluted	$0.20	$0.09
Weighted-average shares used in computing earnings per share:
Basic	587	575
Diluted	602	603
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$126	$56
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	(2)	—
Currency translation adjustments	(1)	1
Total other comprehensive income (loss)	(3)	1
Comprehensive income	$123	$57

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended March 31, 2026

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	—	$—	589	$—	$3,384	$(1,262)	$2	$2,124
Issuance of common stock under equity plans	—	—	3	—	14	—	—	14
Stock-based compensation	—	—	—	—	56	—	—	56
Share repurchases	—	—	(12)	—	(327)	—	—	(327)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	126	—	126
Balances at March 31, 2026	—	$—	580	$—	$3,127	$(1,136)	$(1)	$1,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended March 31, 2025

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	572	$—	$3,150	$(1,604)	$(1)	$1,545
Issuance of common stock under equity plans	—	—	5	—	26	—	—	26
Stock-based compensation	—	—	—	—	62	—	—	62
Share repurchases	—	—	—	—	(17)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	56	—	56
Balances at March 31, 2025	—	$—	577	$—	$3,221	$(1,548)	$—	$1,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$126	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	19
Stock-based compensation expense	54	60
Amortization of deferred contract acquisition costs	22	23
Change in fair value of warrant liability	(8)	(3)
Credit loss expense	27	22
Other non-cash items	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18)	(9)
Other current assets	(2)	(12)
Deferred contract acquisition costs	(45)	(33)
Inventories, net	(22)	7
Accounts payable	18	10
Accrued expenses and other current liabilities	(32)	(56)
Deferred revenue	4	(1)
Operating lease right-of-use assets and operating lease liabilities, net	1	—
Other assets and liabilities	(2)	(4)
Net cash provided by operating activities	132	79
Cash flows from investing activities:
Capital expenditures	(17)	(10)
Purchases of marketable securities	(161)	(110)
Proceeds from the sale of marketable securities	38	40
Maturities of marketable securities	88	102
Purchases of loans classified as held for investment, net	(23)	—
Net cash provided by (used in) investing activities	(75)	22
Cash flows from financing activities:
Change in customer funds obligations, net	82	64
Proceeds from issuance of common stock	14	26
Cash paid to repurchase Class A common stock	(323)	(17)
Net cash provided by (used in) financing activities	(227)	73
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	(170)	174
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,583	1,085
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,413	$1,259
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	1,098	1,005
Cash held on behalf of customers	241	187
Restricted cash	74	67
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,413	$1,259
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Toast, Inc. (“we,” or “the Company”), is a global technology platform built for restaurant and retail businesses. From the busiest local restaurants and shops to large hospitality brands, Toast helps owners and operators manage their businesses more efficiently, drive guest demand, and build lasting success. Toast integrates software, agentic AI, payments, financial technology solutions, and hardware with a broad partner ecosystem. Powering billions of purchases throughout local commerce, Toast delivers the precision and innovation required for modern restaurant and retail environments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting.

The unaudited condensed consolidated financial statements include the Company’s accounts and the accounts of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report. As of March 31, 2026, there have been no material changes in our significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

2. Financial Instruments

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$683	$—	$—	$683
Commercial paper	—	43	—	43
Certificates of deposit	—	27	—	27
Corporate bonds	—	312	—	312
Treasury bonds	—	165	—	165
Asset-backed securities	—	132	—	132
	$683	$679	$—	$1,362
Liabilities:
Warrants to purchase common stock	$—	$—	$11	$11
	$—	$—	$11	$11

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$951	$—	$—	$951
Commercial paper	—	96	—	96
Certificates of deposit	—	23	—	23
Corporate bonds	—	261	—	261
U.S. government agency securities	—	7	—	7
Treasury bonds	—	134	—	134
Asset-backed securities	—	142	—	142
	$951	$663	$—	$1,614
Liabilities:
Warrants to purchase common stock	$—	$—	$19	$19
	$—	$—	$19	$19

During the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

The Company did not recognize any credit losses or non-credit-related impairments related to available-for-sale marketable debt securities for the three months ended March 31, 2026 and 2025. Unrealized losses were immaterial and recognized in other comprehensive income (loss).

Marketable Securities

The fair values of the marketable securities by contractual maturities at March 31, 2026 were as follows (in millions):

March 31, 2026
Due within 1 year	$348
Due after 1 year through 5 years	317
Due after 5 years and thereafter	7
Total marketable securities	$672

Fair Value of Liabilities

The aggregate fair value of the common stock warrant liability, which is measured using Level 3 inputs, decreased from $19 million as of December 31, 2025 to $11 million as of March 31, 2026, resulting in an $8 million gain during the period.

As of March 31, 2026, the maximum number of shares of the Company’s common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million.

3. Loan Servicing Activities

Changes in the contingent liability for expected credit losses for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$46	$29
Credit loss expense	16	16
Reductions due to loan purchases	(14)	(12)
Ending balance	$48	$33

As of March 31, 2026 and December 31, 2025, the non-contingent stand-ready liability was $19 million and $18 million, respectively.

As of March 31, 2026 and December 31, 2025, $74 million and $71 million, respectively, were classified as restricted cash on the Condensed Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

4. Loans Held for Investment

The Company purchases loans from its bank partner that are not delinquent at acquisition and for which the Company has the intent and ability to hold for the foreseeable future, until maturity or payoff. These loans are classified as held for investment and are included in other current assets on the Condensed Consolidated Balance Sheets. They are carried at amortized cost, net of an allowance for expected credit losses, which reflects estimated lifetime losses based on historical experience, current conditions, and reasonable and supportable forecasts. The Company recognizes income, including the effect of any premium or discount, over the life of these loans using the effective interest method.

As of March 31, 2026, loans held for investment, net, were $22 million, with an immaterial allowance for expected credit losses and interest income, compared to $0 million of loans held for investment as of December 31, 2025.

The Company analyzes loans held for investment based on the aging of unpaid principal. This is the credit quality indicator used to evaluate the allowance for expected credit losses on loans held for investment. As of March 31, 2026, loans held for investment are loans up to 90 days from origination, and primarily within 60 days.

5. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	March 31, 2026	December 31, 2025
Accounts receivable	$113	$103
Unbilled receivables	36	33
Less: Allowance for credit losses	(11)	(9)
Accounts receivable, net	$138	$127

Other Current Assets (in millions)

	March 31, 2026	December 31, 2025
Cash held on behalf of customers	$241	$159
Deferred contract acquisition costs, current (Note 6)	101	98
Prepaid expenses	52	39
Other	154	141
Total other current assets	$548	$437

Accrued Expenses and Current Liabilities (in millions)

	March 31, 2026	December 31, 2025
Accrued transaction-based costs	$395	$368
Customer funds obligation	241	159
Accrued expenses	82	74
Accrued payroll and bonus	74	133
Contingent liability for expected credit losses	48	46
Other liabilities	81	74
Total accrued expenses and other current liabilities	$921	$854

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Three Months ended March 31, 2026
Deferred revenue, beginning of period	$69
Deferred revenue, end of period	$73
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$51

As of March 31, 2026, approximately $1,018 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue of approximately $948 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

Three Months ended March 31, 2026
Beginning balance	$220
Capitalization	45
Amortization	(22)
Ending balance	$243

As of March 31, 2026, $101 million of deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets on the Condensed Consolidated Balance Sheet. Amortization expense attributable to deferred contract acquisition costs was $23 million for the three months ended March 31, 2025.

7. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expenses recognized for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$7	$9
Sales and marketing	13	14
Research and development	21	20
General and administrative	13	14
Restructuring expenses	—	3
Stock-based compensation expense	$54	$60

Stock Options

The following is a summary of stock option activity under the Company’s stock option plans for the three months ended March 31, 2026:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2025	21	$11.84
Granted	1	28.90
Exercised	(1)	3.67
Forfeited	—	12.56
Outstanding as of March 31, 2026	21	$13.85
Options vested and expected to vest as of March 31, 2026	20	$13.32	5.4	$283
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of March 2026, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $35 million during the three months ended March 31, 2026.

As of March 31, 2026, total unrecognized stock-based compensation expense related to the options was $62 million and is expected to be recognized over the remaining weighted-average service period of 3.2 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSUs, activity during the three months ended March 31, 2026:

	RSU (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2025	15	$26.80
Granted	6	29.14
Vested	(2)	22.46
Forfeited	—	27.49
Outstanding balance as of March 31, 2026	19	$28.05
Expected to vest as of March 31, 2026	16	$27.61

The fair value of RSUs vested during the three months ended March 31, 2026 was $69 million.

As of March 31, 2026, total unrecognized stock-based compensation expense related to the RSUs was $386 million and is expected to be recognized over the remaining weighted-average service period of 3.1 years.

Share Repurchase Program

In February 2024, the Company announced the authorization of a share repurchase program for the repurchase of shares of Class A common stock, par value $0.000001 per share, in an aggregate amount of up to $250 million. On February 10, 2026, the Company’s board of directors approved an increase of $500 million to the previously authorized share repurchase program for the repurchase of shares of Class A common stock. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

During the three months ended March 31, 2026, the Company repurchased $327 million of Class A common stock. As of March 31, 2026, approximately $259 million remained authorized for repurchase under the share repurchase program.

8. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to year-to-date operating income before income taxes, and adjusts for discrete items in the period in which they occur.

The income tax expense was $5 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for each period differs from the statutory rate primarily due to a full valuation allowance against the Company’s U.S. net deferred tax assets, U.S. state income taxes, and foreign rate differential on profitable foreign jurisdictions.

As of March 31, 2026, the Company maintained a full valuation allowance against the U.S. net deferred tax assets as the amounts were not more-likely-than-not realizable. This determination is based on management’s evaluation of all available positive and negative evidence, such as sustainability of recent profits and forecasts of future taxable income; a portion or all of the valuation allowance could be released in the next 12 months, the timing and amount of any such release remain uncertain.

9. Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted-average shares outstanding for the period. The Company analyzes the potential dilutive effect of stock options, unvested restricted stock, RSUs, the employee stock purchase plan, and warrants to purchase common stock, during periods the Company generates net income, or when income is recognized related to changes in fair value of warrant liabilities.

Class A common stock and Class B common stock share proportionately, on a per share basis, in the Company’s net income and participate equally in the dividends on common stock, if declared. The Company allocates net income attributable to common stock between the common stock classes on a one-to-one basis when computing earnings per share. As a result, basic and diluted earnings per share of Class A common stock and Class B common stock are equivalent.

The following table sets forth the calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income, basic	$126	$56
Less: Gain on change in fair value of warrant liabilities	8	3
Net income, diluted	$118	$53
Denominator:
Weighted-average shares of common stock outstanding - basic	587	575
Effect of dilutive securities:
Warrants to purchase common stock(1)	1	—
Dilutive common share equivalents included in dilutive shares	14	28
Weighted-average shares of common stock outstanding - diluted	602	603
Earnings per share, basic	$0.21	$0.10
Earnings per share, diluted	$0.20	$0.09
(1) During the three months ended March 31, 2026 and 2025, the Company recorded a remeasurement gain of $8 million and $3 million of the Company’s warrant liability, respectively, which was added back to net income to adjust for the dilutive impact of the warrants. The Company adjusted the weighted-average shares outstanding for the incremental dilutive shares using the treasury stock method.

The following potential shares of common stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	4	1
Unvested restricted stock units	4	1
Total	8	2

10. Segment Information

The Company has one reportable segment, Toast, Inc. The following table sets out the Company’s measure of profit and significant segment expenses (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$1,630	$1,337
Costs of revenue(1)	(1,176)	(980)
Sales and marketing(1)	(142)	(117)
Research and development(1)	(74)	(62)
General and administrative(1)	(70)	(64)
Stock-based compensation and related payroll taxes	(58)	(64)
Other items(2)	16	6
Net income	$126	$56
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
(2) Other segment items include restructuring expenses, interest income, net, change in fair value of warrant liability, and income tax (expense) benefit.

11. Commitments and Contingencies

Purchase Commitments

As of March 31, 2026, the Company’s non-cancellable purchase obligations to hardware suppliers totaled $231 million, all of which is due within the next 12 months.

As of March 31, 2026, the Company’s non-cancellable contractual commitments with cloud service providers and other vendors totaled $129 million of which $90 million is due within the next 12 months and $39 million thereafter.

Legal Proceedings

From time to time, the Company may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for losses that management deems to be probable and subject to reasonable estimates. The Company does not expect any claims with a reasonably possible adverse outcome to have a material impact, and, accordingly, have not accrued for any material claims.

12. Subsequent Events

Between March 31, 2026 and May 6, 2026, the Company repurchased 2 million shares of its Class A common stock for an aggregate amount of $51 million. As of May 6, 2026, approximately $208 million remained under the share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report on Form 10-Q, if applicable. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Toast is a global technology platform built for restaurant and retail businesses. From the busiest local restaurants and shops to large hospitality brands, Toast helps owners and operators manage their businesses more efficiently, drive guest demand, and build lasting success. Toast integrates software, agentic AI, payments, financial technology solutions, and hardware with a broad partner ecosystem. Powering billions of purchases throughout local commerce, Toast delivers the precision and innovation required for modern restaurant and retail environments.

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

As of March 31, 2026, Toast served approximately 171,000 Locations, up 22% compared to one year ago, and processed $204 billion in gross payment volume over the trailing 12 months.

Seasonality and Other Factors

We experience seasonality in our financial technology solutions revenue, which is largely driven by the level of Gross Payment Volume, or GPV, processed through our platform. Moreover, our performance may be impacted by global financial, economic, and political events. For example, customers typically have greater sales during the warmer months, though this effect varies regionally, and customer sales can be impacted by seasonal needs of our customers (which may also impact the total number of Toast Processing Locations in such a period that contributes to our GPV). As a result, our financial technology solutions revenue per Toast Processing Location has historically been stronger in the second and third quarters. We believe that financial technology solutions revenue from both existing and potential future products will continue to represent a significant proportion of our overall revenue mix, and seasonality will continue to impact our results of operations. Our performance may also be impacted by geopolitical events, such as tariffs, which may influence consumer spending or restaurant operations. There is uncertainty as to when specific tariffs may go into effect and the impact higher tariffs may have on consumer demand or on our business. For further discussion of such potential impacts, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(dollars in billions)	2026	2025	% Growth
Gross Payment Volume (GPV)	$51.3	$42.2	22%

	As of March 31,
(dollars in millions)	2026	2025	% Growth
Annualized Recurring Run-Rate (ARR)	$2,151	$1,713	26%

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

Results of Operations

Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2026	2025	Amount	%
Subscription services	$268	$209	$59	28%
Financial technology solutions	1,323	1,082	241	22%
Hardware and professional services	39	46	(7)	(15)%
Total revenue	$1,630	$1,337	$293	22%

Total revenue increased by 22%, for the three months ended March 31, 2026, compared to the same period in 2025. This growth was primarily driven by increases in subscription services and financial technology solutions revenue, attributable to a higher number of Locations on the Toast platform and continued product adoption.

Costs of Revenue

	Three Months Ended March 31,		Change
(dollars in millions)	2026	2025	Amount	%
Subscription services	$60	$66	$(6)	(9)%
Financial technology solutions	1,011	831	180	22%
Hardware and professional services	111	93	18	19%
Amortization of acquired intangible assets	1	1	—	—%
Total costs of revenue	$1,183	$991	$192	19%

Total costs of revenue increased by 19% for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher financial technology solutions costs associated with increased gross payment volume.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in millions)	2026	2025	Amount	%
Sales and marketing	$156	$133	$23	17%
Research and development	97	84	13	15%
General and administrative	84	79	5	6%
Restructuring expenses	—	7	(7)	(100)%
Total operating expenses	$337	$303	$34	11%

Total operating expenses increased by 11%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by higher employee-related costs, partially offset by a decrease in restructuring expenses.

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

Net Income (Loss) (GAAP) and Adjusted EBITDA (Non-GAAP)

Adjusted EBITDA is defined as net income (loss), adjusted to exclude stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, net, income taxes and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as restructuring expenses, acquisition expenses, fair value adjustments on warrant liabilities, gain on warrant extinguishments, expenses related to early termination of leases (which includes associated asset impairments), and stock-based charitable contribution expense, as applicable. We have provided below a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods presented:

Adjusted EBITDA	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$126	$56
Stock-based compensation expense and related payroll tax	58	64
Depreciation and amortization	11	19
Interest income, net	(13)	(12)
Change in fair value of warrant liability	(8)	(3)
Restructuring expenses(1)	—	7
Income tax expense	5	2
Adjusted EBITDA	$179	$133

(1) Restructuring expenses for the three months ended March 31, 2025 include $4 million of severance benefits and $3 million of stock-based compensation expense.

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

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue:
Subscription services	$268	$209
Financial technology solutions	1,323	1,082
Costs of Revenue:
Subscription services	60	66
Financial technology solutions	1,011	831
Subscription services and financial technology solutions gross profit (GAAP)	$520	$394

	Three Months Ended March 31,
(in millions)	2026	2025
Subscription services and financial technology solutions gross profit (GAAP)	$520	$394
Stock-based compensation expense and related payroll tax	3	5
Depreciation and amortization	6	16
Non-GAAP subscription services and financial technology solutions gross profit	$529	$415

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods presented:

	Three Months ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$132	$79
Capital expenditures	(17)	(10)
Free cash flow	$115	$69

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	March 31, 2026 (1)	December 31, 2025 (2)
Cash and cash equivalents	$1,098	$1,353
Marketable securities	672	638
Cash and cash equivalents and marketable securities	$1,770	$1,991
Available credit facility	$347	$347
Total	$2,117	$2,338
(1) Excludes $241 million of cash held on behalf of customers and $74 million of restricted cash.
(2) Excludes $159 million of cash held on behalf of customers and $71 million of restricted cash.

	Three Months ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$132	$79
Net cash provided by (used in) investing activities	(75)	22
Net cash provided (used in) by financing activities	(227)	73
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	$(170)	$174

Cash, cash equivalents and marketable securities

The net decrease in cash, cash equivalents and marketable securities in the three months ended March 31, 2026 was primarily driven by cash used in financing activities of $227 million and cash used in investing activities of $75 million, partially offset by cash provided by operating activities of $129 million (which excludes changes in the balance of restricted cash).

The increase in net cash provided by operating activities during the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by net income of $126 million during the three months ended March 31, 2026 as compared to a net income of $56 million during the same period last year. This increase was partially offset by lower non-cash adjustments, primarily attributable to decreases in depreciation and amortization and stock-based compensation.

The increase in net cash used in investing activities during the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by an increase in cash paid to purchase marketable securities.

The increase in net cash used in financing activities during the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by an increase in cash paid to repurchase our shares.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of March 31, 2026. As of March 31, 2026, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $3 million. As of March 31, 2026, our total available borrowing capacity under the 2021 Facility was $347 million.

Share Repurchase Program

In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, par value $0.000001 per share, in an aggregate amount of up to $250 million. On February 10, 2026, our board of directors approved an increase of $500 million to our previously authorized share repurchase program for the repurchase of shares of our Class A common stock. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

During the three months ended March 31, 2026, we repurchased $327 million in Class A common stock. As of March 31, 2026, approximately $259 million remained authorized for repurchase under our share repurchase program. Between March 31, 2026 and May 6, 2026, we repurchased 2 million shares of our Class A common stock for an aggregate amount of $51 million. As of May 6, 2026, approximately $208 million remained authorized for repurchase under our share repurchase program.

Other Capital Requirements

Expected working and other capital requirements are described in our 2025 Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 31, 2026, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2025 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates, as well as credit risk on accounts receivable and our loan servicing activities. Our exposure to market and credit risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

Our purchases of our common stock in the first quarter of fiscal year 2026 were:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
January 1, 2026 to January 31, 2026	867	$33.23	867	$58
February 1, 2026 to February 28, 2026	4,698	$27.11	4,698	$430
March 1, 2026 to March 31, 2026	6,240	$27.34	6,240	$259
Total	11,805		11,805

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) On February 27, 2026, Brian Elworthy, our General Counsel and Corporate Secretary, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 108,000 shares of our Class A common stock pursuant to the terms of the plan. This trading plan expires on November 30, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On March 13, 2026, Jonathan Vassil, our Chief Revenue Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 612,766 shares of our Class A common stock pursuant to the terms of the plan. This trading plan expires on January 29, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On March 13, 2026, Aman Narang, our Chief Executive Officer and a member of our board of directors, the Narang Family Trust, and Starlight 2026 Charitable Remainder Trust (where shares held by such trusts are held indirectly by Mr. Narang), collectively entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. This trading plan provides for the sale from time to time of a maximum of 1,000,000 shares of our Class A common stock (500,000 shares contributed by Mr. Narang; 200,000 shares contributed by the Narang Family Trust; and 300,000 shares contributed by the Starlight 2026 Charitable Remainder Trust) pursuant to the terms of the plan. This trading plan expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended March 31, 2026, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

TOAST, INC.
(Registrant)

May 7, 2026	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

May 7, 2026	By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer (Principal Financial Officer)

May 7, 2026	By:	/s/ Rossana Niola
Rossana Niola
Chief Accounting Officer (Principal Accounting Officer)