Form 10-Q
period 2026-06-30
Toast, Inc.
filed 2026-08-05
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 514 million shares of Class A common stock and 64 million shares of Class B common stock as of July 30, 2026.

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
•our ability to successfully defend litigation brought against us and resolve regulatory investigations or inquiries;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except for number of shares and par value)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$1,015	$1,353
Marketable securities	698	638
Accounts receivable, net	142	127
Inventories, net	217	114
Other current assets	578	437
Total current assets	2,650	2,669
Property, equipment and right-of-use assets, net	149	132
Intangible assets, net	11	14
Goodwill	113	113
Restricted cash	73	71
Other non-current assets	185	146
Total non-current assets	531	476
Total assets	$3,181	$3,145
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$40	$47
Deferred revenue	77	68
Accrued expenses and other current liabilities	987	854
Total current liabilities	1,104	969
Other long-term liabilities	32	52
Total liabilities	1,136	1,021
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.000001 per share; 100 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.000001 per share: Class A - 7,000 million shares authorized; 512 million and 523 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively Class B - 700 million shares authorized; 65 million and 66 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Accumulated other comprehensive income (loss)	(2)	2
Additional paid-in capital	3,029	3,384
Accumulated deficit	(982)	(1,262)
Total stockholders’ equity	2,045	2,124
Total liabilities and stockholders’ equity	$3,181	$3,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription services	$290	$227	$558	$436
Financial technology solutions	1,570	1,276	2,893	2,358
Hardware and professional services	48	47	87	93
Total revenue	1,908	1,550	3,538	2,887
Costs of revenue:
Subscription services	64	64	124	130
Financial technology solutions	1,211	992	2,222	1,823
Hardware and professional services	116	101	227	194
Amortization of acquired intangible assets	1	1	2	2
Total costs of revenue	1,392	1,158	2,575	2,149
Gross profit	516	392	963	738
Operating expenses:
Sales and marketing	166	141	322	274
Research and development	109	91	206	175
General and administrative	89	79	173	158
Restructuring expenses	—	1	—	8
Total operating expenses	364	312	701	615
Operating income	152	80	262	123
Other income:
Interest income, net	11	11	24	23
Change in fair value of warrant liability	(1)	(8)	7	(5)
Income before taxes	162	83	293	141
Income tax expense	(8)	(3)	(13)	(5)
Net income	$154	$80	$280	$136
Earnings per share:
Basic	$0.27	$0.14	$0.48	$0.24
Diluted	$0.26	$0.13	$0.46	$0.23
Weighted-average shares used in computing earnings per share:
Basic	578	580	583	577
Diluted	590	605	596	604
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$154	$80	$280	$136
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	(1)	—	(3)	—
Currency translation adjustments	—	2	(1)	3
Total other comprehensive income (loss)	(1)	2	(4)	3
Comprehensive income	$153	$82	$276	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended June 30, 2026

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2026	—	$—	580	$—	$3,127	$(1,136)	$(1)	$1,990
Issuance of common stock under equity plans	—	—	4		3	—	—	3
Stock-based compensation	—	—	—		58	—	—	58
Share repurchases	—	—	(7)		(159)	—	—	(159)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	154	—	154
Balances at June 30, 2026	—	$—	577	$—	$3,029	$(982)	$(2)	$2,045

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

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Six Months Ended June 30, 2026

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	—	$—	589	$—	$3,384	$(1,262)	$2	$2,124
Issuance of common stock under equity plans	—	—	7	—	17	—	—	17
Stock-based compensation	—	—	—	—	114	—	—	114
Share repurchases	—	—	(19)	—	(486)	—	—	(486)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	—	280	—	280
Balances at June 30, 2026	—	$—	577	$—	$3,029	$(982)	$(2)	$2,045

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

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$280	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	35
Stock-based compensation expense	109	120
Amortization of deferred contract acquisition costs	46	48
Credit loss expense	54	40
Other non-cash items	(6)	5
Changes in operating assets and liabilities:
Accounts receivable, net	(25)	(16)
Other current assets	(30)	(10)
Deferred contract acquisition costs	(93)	(73)
Inventories, net	(103)	15
Accounts payable	(8)	13
Accrued expenses and other current liabilities	25	(3)
Deferred revenue	9	2
Other assets and liabilities	(4)	(10)
Net cash provided by operating activities	276	302
Cash flows from investing activities:
Capital expenditures	(31)	(25)
Purchases of marketable securities	(304)	(281)
Proceeds from the sale of marketable securities	82	97
Maturities of marketable securities	161	193
Purchases of loans classified as held for investment	(80)	—
Proceeds from repayments of loans classified as held for investment	30	—
Net cash (used in) investing activities	(142)	(16)
Cash flows from financing activities:
Payment of issuance costs of the revolving credit facility	—	(3)
Change in customer funds obligations, net	57	45
Proceeds from issuance of common stock	17	40
Cash paid to repurchase Class A common stock	(486)	(31)
Net cash provided by (used in) financing activities	(412)	51
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	3
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	(279)	340
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,583	1,085
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,304	$1,425
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	1,015	1,194
Cash held on behalf of customers	216	168
Restricted cash	73	63
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,304	$1,425
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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report. As of June 30, 2026, there have been no material changes in our significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.These reclassifications had no impact on the previously reported results of operations or cash flows for the periods presented.

2. Financial Instruments

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$636	$—	$—	$636
Commercial paper	—	58	—	58
Certificates of deposit	—	35	—	35
Corporate bonds	—	291	—	291
Treasury bonds	—	188	—	188
Asset-backed securities	—	126	—	126
	$636	$698	$—	$1,334
Liabilities:
Warrants to purchase common stock	$—	$—	$12	$12
	$—	$—	$12	$12

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$951	$—	$—	$951
Commercial paper	—	96	—	96
Certificates of deposit	—	23	—	23
Corporate bonds	—	261	—	261
U.S. government agency securities	—	7	—	7
Treasury bonds	—	134	—	134
Asset-backed securities	—	142	—	142
	$951	$663	$—	$1,614
Liabilities:
Warrants to purchase common stock	$—	$—	$19	$19
	$—	$—	$19	$19

During the six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

The Company did not recognize any credit losses or non-credit-related impairments related to available-for-sale marketable debt securities for the six months ended June 30, 2026 and 2025. Unrealized losses were immaterial and recognized in other comprehensive income (loss).

Marketable Securities

The fair values of the marketable securities by contractual maturities at June 30, 2026 were as follows (in millions):

June 30, 2026
Due within 1 year	$402
Due after 1 year through 5 years	294
Due after 5 years and thereafter	2
Total marketable securities	$698

Fair Value of Liabilities

The aggregate fair value of the common stock warrant liability, which is measured using Level 3 inputs, decreased from $19 million as of December 31, 2025 to $12 million as of June 30, 2026, resulting in a $7 million gain during the period.

As of June 30, 2026, the maximum number of shares of the Company’s common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million.

3. Loan Servicing Activities

Changes in the contingent liability for expected credit losses for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$48	$33	$46	$29
Credit loss expense	18	11	35	27
Reductions due to loan purchases	(13)	(11)	(28)	(23)
Ending balance	$53	$33	$53	$33

As of June 30, 2026 and December 31, 2025, the non-contingent stand-ready liability was $21 million and $18 million, respectively.

As of June 30, 2026 and December 31, 2025, $73 million and $71 million, respectively, were classified as restricted cash on the Condensed Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

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

As of June 30, 2026, loans held for investment, net, were $46 million, with an immaterial allowance for expected credit losses and interest income, compared to $0 million of loans held for investment as of December 31, 2025.

The Company analyzes loans held for investment based on the aging of unpaid principal and the historical performance of vintage cohorts. These are the primary credit quality indicators in evaluating the allowance for expected credit losses and the delinquency status of the loan portfolio. As of June 30, 2026, there were no material delinquent loans.

5. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	June 30, 2026	December 31, 2025
Accounts receivable	$111	$103
Unbilled receivables	41	33
Less: Allowance for credit losses	(10)	(9)
Accounts receivable, net	$142	$127

Inventories, Net (in millions)

	June 30, 2026	December 31, 2025
Raw materials	$58	$—
Finished goods	159	114
Total inventories, net	$217	$114

Other Current Assets (in millions)

	June 30, 2026	December 31, 2025
Cash held on behalf of customers	$216	$159
Deferred contract acquisition costs, current (Note 6)	106	98
Prepaid expenses	49	39
Other	207	141
Total other current assets	$578	$437

Accrued Expenses and Current Liabilities (in millions)

	June 30, 2026	December 31, 2025
Accrued transaction-based costs	$422	$368
Customer funds obligation	216	159
Accrued expenses	98	74
Accrued payroll and bonus	111	133
Contingent liability for expected credit losses	53	46
Other liabilities	87	74
Total accrued expenses and other current liabilities	$987	$854

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Six Months Ended June 30, 2026
Deferred revenue, beginning of period	$69
Deferred revenue, end of period	$77
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$58

As of June 30, 2026, approximately $1,110 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue of approximately $1,036 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$220	$172
Capitalization	93	70
Amortization	(46)	(48)
Ending balance	$267	$194

As of June 30, 2026, $106 million of deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets on the Condensed Consolidated Balance Sheet.

7. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expenses recognized for the three and six months ended June 30, 2026 and 2025, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$6	$9	$13	$18
Sales and marketing	13	14	26	28
Research and development	22	21	43	41
General and administrative	14	16	27	30
Restructuring expenses	—	—	—	3
Stock-based compensation expense	$55	$60	$109	$120

Stock Options

The following is a summary of stock option activity under the Company’s stock option plans for the six months ended June 30, 2026:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2025	21	$11.84
Granted	1	28.67
Exercised	(2)	4.18
Forfeited	—	21.68
Outstanding as of June 30, 2026	20	$14.25
Options vested and expected to vest as of June 30, 2026	20	$13.78	5.2	$288
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of June 2026, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $16 million and $51 million, respectively, during the three and six months ended June 30, 2026.

As of June 30, 2026, total unrecognized stock-based compensation expense related to the options was $57 million and is expected to be recognized over the remaining weighted-average service period of 3.1 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSUs, activity during the six months ended June 30, 2026:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2025	15	$26.80
Granted	8	28.27
Vested	(4)	22.64
Forfeited	(1)	27.33
Outstanding balance as of June 30, 2026	18	$28.36
Expected to vest as of June 30, 2026	15	$28.03

The fair value of RSUs vested during the three and six months ended June 30, 2026 was $52 million and $121 million, respectively.

As of June 30, 2026, total unrecognized stock-based compensation expense related to the RSUs was $360 million and is expected to be recognized over the remaining weighted-average service period of 3.0 years.

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

During the three and six months ended June 30, 2026, the Company repurchased $159 million and $486 million, respectively, of Class A common stock. As of June 30, 2026, approximately $100 million remained authorized for repurchase under the share repurchase program.

8. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income taxes, and adjusts for discrete items in the period in which they occur.

The income tax expense was $8 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $13 million and $5 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for each period differs from the statutory rate primarily due to a full valuation allowance against the Company’s U.S. net deferred tax assets, U.S. state income taxes, and foreign rate differential on profitable foreign jurisdictions.

As of June 30, 2026, the Company maintained a full valuation allowance against the U.S. net deferred tax assets as the amounts were not more-likely-than-not realizable. This determination is based on management’s evaluation of all available positive and negative evidence, such as sustainability of recent profits and forecasts of future taxable income; a portion or all of the valuation allowance could be released in the next 12 months. The timing and amount of any such release remain uncertain.

9. Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted-average shares outstanding for the period. The Company analyzes the potential dilutive effect of stock options, RSUs, the employee stock purchase plan, and warrants to purchase common stock, during periods the Company generates net income, or when income is recognized related to changes in fair value of warrant liabilities.

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

The following table sets forth the calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income, basic	$154	$80	$280	$136
Less: Gain on change in fair value of warrant liabilities(1)	—	—	7	—
Net income, diluted	$154	$80	$273	$136
Denominator:
Weighted-average shares of common stock outstanding - basic	578	580	583	577
Effect of dilutive securities:
Warrants to purchase common stock(1)	—	—	—	—
Dilutive common share equivalents included in dilutive shares	12	25	13	27
Weighted-average shares of common stock outstanding - diluted	590	605	596	604
Earnings per share, basic	$0.27	$0.14	$0.48	$0.24
Earnings per share, diluted	$0.26	$0.13	$0.46	$0.23
(1) During the six months ended June 30, 2026, the Company recorded a remeasurement gain of $7 million of the Company’s warrant liability, which was excluded from the net income to adjust for the dilutive impact of the warrants. The Company adjusted the weighted-average shares outstanding for the incremental dilutive shares using the treasury stock method.

The following potential shares of common stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	5	2	5	1
Unvested restricted stock units	10	—	7	1
Warrants to purchase common stock	1	1	—	1
Total	16	3	12	3

10. Segment Information

The Company has one reportable segment, Toast, Inc. The following table sets out the Company’s measure of profit and significant segment expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,908	$1,550	$3,538	$2,887
Costs of revenue(1)	(1,385)	(1,148)	(2,561)	(2,128)
Sales and marketing(1)	(152)	(126)	(294)	(243)
Research and development(1)	(86)	(69)	(160)	(131)
General and administrative(1)	(75)	(62)	(145)	(126)
Stock-based compensation and related payroll taxes	(58)	(64)	(116)	(128)
Other items(2)	2	(1)	18	5
Net income	$154	$80	$280	$136
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
(2) Other items include restructuring expenses, interest income, net, change in fair value of warrant liability, and income tax (expense) benefit.

11. Commitments and Contingencies

Purchase Commitments

As of June 30, 2026, the Company’s non-cancellable purchase obligations to hardware suppliers totaled $194 million, all of which is due within the next 12 months.

As of June 30, 2026, the Company’s non-cancellable contractual commitments with cloud service providers and other vendors totaled $110 million of which $83 million is due within the next 12 months and $27 million thereafter.

Legal Proceedings

The Company has been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand received in June 2025, seeking information regarding the marketing, sale, and operation of its restaurant operating systems and related customer-service offerings relative to the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, and the Restore Online Shoppers’ Confidence Act. In June 2026, the FTC staff sent the Company a draft complaint and proposed settlement order. The Company strongly disagrees with the FTC’s legal challenges to its practices, policies and procedures, including whether certain referenced laws apply to its type of business. The Company has been engaged in ongoing discussions with the FTC. The Company will vigorously defend its interests and is prepared to litigate, if necessary. There can be no assurance that the Company will be successful in negotiating a favorable settlement or prevailing in litigation. The defense or resolution of this matter, including any significant costs, penalties, remedies, and/or compliance requirements, could have a materially adverse impact on the Company’s financial results and/or operations. At this stage, the Company is unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this investigation.

In addition, from time to time, the Company may be involved in legal actions arising in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for losses that management deems to be probable and subject to reasonable estimates. The Company does not expect any of these claims with a reasonably possible adverse outcome to have a material impact, and, accordingly, has not accrued for any material claims.

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

As of June 30, 2026, Toast served approximately 180,000 Locations, up 22% compared to one year ago, and processed $215 billion in gross payment volume over the trailing 12 months.

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

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2026	2025	% Growth	2026	2025	% Growth
Gross Payment Volume (GPV)	$60.7	$49.9	22%	$112.0	$92.1	22%

	As of June 30,
(dollars in millions)	2026	2025	% Growth
Annualized Recurring Run-Rate (ARR)	$2,409	$1,928	25%

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

Results of Operations

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Subscription services	$290	$227	$63	28%	$558	$436	$122	28%
Financial technology solutions	1,570	1,276	294	23%	2,893	2,358	535	23%
Hardware and professional services	48	47	1	2%	87	93	(6)	(6)%
Total revenue	$1,908	$1,550	$358	23%	$3,538	$2,887	$651	23%

Total revenue increased by 23% for the three and six months ended June 30, 2026, compared to the same periods in 2025. This growth was primarily driven by increases in financial technology solutions and subscription services revenue, attributable to a higher number of Locations on the Toast platform and continued product adoption.

Costs of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Subscription services	$64	$64	$—	—%	$124	$130	$(6)	(5)%
Financial technology solutions	1,211	992	219	22%	2,222	1,823	399	22%
Hardware and professional services	116	101	15	15%	227	194	33	17%
Amortization of acquired intangible assets	1	1	—	—%	2	2	—	—%
Total costs of revenue	$1,392	$1,158	$234	20%	$2,575	$2,149	$426	20%

Total costs of revenue increased by 20% for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase was primarily driven by higher financial technology solutions costs associated with increased gross payment volume, offset by a one-time benefit of approximately $10 million related to tariff refunds.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$166	$141	$25	18%	$322	$274	$48	18%
Research and development	109	91	18	20%	206	175	31	18%
General and administrative	89	79	10	13%	173	158	15	9%
Restructuring expenses	—	1	(1)	(100)%	—	8	(8)	(100)%
Total operating expenses	$364	$312	$52	17%	$701	$615	$86	14%

Total operating expenses increased by 17% and 14%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. This increase was primarily driven by higher employee-related costs.

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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods presented:

Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$154	$80	$280	$136
Stock-based compensation expense and related payroll tax	58	64	116	128
Depreciation and amortization	11	16	22	35
Interest income, net	(11)	(11)	(24)	(23)
Change in fair value of warrant liability	1	8	(7)	5
Restructuring expenses(1)	—	1	—	8
Income tax expense	8	3	13	5
Adjusted EBITDA	$221	$161	$400	$294

(1) Restructuring expenses for the three and six months ended June 30, 2025 include $1 million and $5 million, respectively, of severance benefits and $— million and $3 million, respectively of stock-based compensation expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue:
Subscription services	$290	$227	$558	$436
Financial technology solutions	1,570	1,276	2,893	2,358
Costs of Revenue:
Subscription services	64	64	124	130
Financial technology solutions	1,211	992	2,222	1,823
Subscription services and financial technology solutions gross profit (GAAP)	$585	$447	$1,105	$841

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Subscription services and financial technology solutions gross profit (GAAP)	$585	$447	$1,105	$841
Stock-based compensation expense and related payroll tax	3	4	6	9
Depreciation and amortization	7	13	13	29
Non-GAAP subscription services and financial technology solutions gross profit	$595	$464	$1,124	$879

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$276	$302
Capital expenditures	(31)	(25)
Free cash flow	$245	$277

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	June 30, 2026 (1)	December 31, 2025 (2)
Cash and cash equivalents	$1,015	$1,353
Marketable securities	698	638
Cash and cash equivalents and marketable securities	$1,713	$1,991
Available credit facility	$347	$347
Total	$2,060	$2,338
(1) Excludes $216 million of cash held on behalf of customers and $73 million of restricted cash.
(2) Excludes $159 million of cash held on behalf of customers and $71 million of restricted cash.

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$276	$302
Net cash (used in) investing activities	(142)	(16)
Net cash provided (used in) by financing activities	(412)	51
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	3
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	$(279)	$340

Cash, cash equivalents and marketable securities

The net decrease in cash, cash equivalents and marketable securities in the six months ended June 30, 2026 was primarily driven by cash used in financing activities of $412 million and cash used in investing activities of $142 million, partially offset by cash provided by operating activities of $274 million (which excludes changes in the balance of restricted cash).

The decrease in net cash provided by operating activities during the six months ended June 30, 2026, compared to the same period in 2025, was driven by changes in net working capital, primarily attributable to higher inventory purchases. This increase in cash outflows was partially offset by higher net income, which increased from $136 million during the six months ended June 30, 2025, to $280 million for the same period in 2026.

The increase in net cash used in investing activities during the six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by higher net purchases of marketable securities and loans held for investment, partially offset by proceeds from repayment of loans held for investment.

The increase in net cash used in financing activities during the six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by an increase in cash paid to repurchase our shares.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K.

Debt

During 2021 we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of June 30, 2026. As of June 30, 2026, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $3 million. As of June 30, 2026, our total available borrowing capacity under the 2021 Facility was $347 million.

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

During the three and six months ended June 30, 2026, we repurchased $159 million and $486 million in Class A common stock, respectively. As of June 30, 2026, approximately $100 million remained authorized for repurchase under our share repurchase program.

Other Capital Requirements

Expected working and other capital requirements are described in our 2025 Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 30, 2026, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2025 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The material set forth in the section titled “Legal Proceedings” in Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

Our purchases of our common stock in the second quarter of fiscal year 2026 were:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
April 1, 2026 to April 30, 2026	2,015	$25.57	2,015	$208
May 1, 2026 to May 31, 2026	4,600	$23.42	4,600	$100
June 1, 2026 to June 30, 2026	—	$—	—	$100
Total	6,615		6,615

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#*	2021 Employee Stock Purchase Plan, as amended
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOAST, INC.
(Registrant)

August 4, 2026	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

August 4, 2026	By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer (Principal Financial Officer)

August 4, 2026	By:	/s/ Rossana Niola
Rossana Niola
Chief Accounting Officer (Principal Accounting Officer)