Form 10-Q
period 2026-09-30
Toast, Inc.
filed 2026-11-04
CIK 1650164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 519 million shares of Class A common stock and 62 million shares of Class B common stock as of October 30, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOAST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except for number of shares and par value)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$1,203	$1,353
Marketable securities	682	638
Accounts receivable, net	141	127
Inventories, net	244	114
Other current assets	547	437
Total current assets	2,817	2,669
Property, equipment and right-of-use assets, net	153	132
Intangible assets, net	10	14
Goodwill	113	113
Restricted cash	76	71
Other non-current assets	207	146
Total non-current assets	559	476
Total assets	$3,376	$3,145
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$51	$47
Deferred revenue	76	68
Accrued expenses and other current liabilities	933	854
Total current liabilities	1,060	969
Other long-term liabilities	29	52
Total liabilities	1,089	1,021
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.000001 per share; 100 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.000001 per share: Class A - 7,000 million shares authorized; 517 million and 523 million shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively Class B - 700 million shares authorized; 63 million and 66 million shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Accumulated other comprehensive income (loss)	(4)	2
Additional paid-in capital	3,104	3,384
Accumulated deficit	(813)	(1,262)
Total stockholders’ equity	2,287	2,124
Total liabilities and stockholders’ equity	$3,376	$3,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription services	$317	$244	$875	$680
Financial technology solutions	1,619	1,345	4,512	3,703
Hardware and professional services	45	44	132	137
Total revenue	1,981	1,633	5,519	4,520
Costs of revenue:
Subscription services	67	67	191	197
Financial technology solutions	1,239	1,032	3,461	2,855
Hardware and professional services	130	101	357	295
Amortization of acquired intangible assets	2	1	4	3
Total costs of revenue	1,438	1,201	4,013	3,350
Gross profit	543	432	1,506	1,170
Operating expenses:
Sales and marketing	171	144	493	418
Research and development	103	102	309	277
General and administrative	98	102	271	260
Restructuring expenses	6	—	6	8
Total operating expenses	378	348	1,079	963
Operating income	165	84	427	207
Other income:
Interest income, net	12	13	36	36
Change in fair value of warrant liability	(1)	7	6	2
Income before taxes	176	104	469	245
Income tax (expense) benefit	(7)	1	(20)	(4)
Net income	$169	$105	$449	$241
Earnings per share:
Basic	$0.29	$0.18	$0.77	$0.42
Diluted	$0.29	$0.16	$0.74	$0.39
Weighted-average shares used in computing earnings per share:
Basic	579	585	581	580
Diluted	592	609	595	606
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$169	$105	$449	$241
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax effect of $0	(2)	1	(5)	1
Currency translation adjustments	—	—	(1)	3
Total other comprehensive income (loss)	(2)	1	(6)	4
Comprehensive income	$167	$106	$443	$245

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Three Months Ended September 30, 2026

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2026	—	$—	577	$—	$3,029	$(982)	$(2)	$2,045
Issuance of common stock under equity plans	—	—	3	—	18	—	—	18
Stock-based compensation	—	—	—	—	52	—	—	52
Issuance of common stock in connection with charitable contribution	—	—	—	—	5	—	—	5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	169	—	169
Balances at September 30, 2026	—	$—	580	$—	$3,104	$(813)	$(4)	$2,287

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

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Nine Months Ended September 30, 2026

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	—	$—	589	$—	$3,384	$(1,262)	$2	$2,124
Issuance of common stock under equity plans	—	—	10	—	35	—	—	35
Stock-based compensation	—	—	—	—	166	—	—	166
Share repurchases	—	—	(19)	—	(486)	—	—	(486)
Issuance of common stock in connection with charitable contribution	—	—	—	—	5	—	—	5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	449	—	449
Balances at September 30, 2026	—	$—	580	$—	$3,104	$(813)	$(4)	$2,287

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

Nine Months Ended September 30, 2025

	Preferred Stock		Class A and B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	572	$—	$3,150	$(1,604)	$(1)	$1,545
Issuance of common stock under equity plans	—	—	17	—	78	—	—	78
Stock-based compensation	—	—	—	—	194	—	—	194
Share repurchases	—	—	(2)	—	(54)	—	—	(54)
Issuance of common stock in connection with charitable contribution	—	—	—	—	6	—	—	6
Other comprehensive income, net of tax	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	241	—	241
Balances at September 30, 2025	—	$—	587	$—	$3,374	$(1,363)	$3	$2,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$449	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	48
Stock-based compensation expense	158	186
Amortization of deferred contract acquisition costs	74	73
Credit loss expense	87	66
Stock-based charitable contribution expense	5	6
Other non-cash items	(2)	5
Changes in operating assets and liabilities:
Accounts receivable, net	(32)	(20)
Other current assets	(31)	(22)
Deferred contract acquisition costs	(148)	(109)
Inventories, net	(131)	14
Accounts payable	3	11
Accrued expenses and other current liabilities	5	(23)
Deferred revenue	8	6
Other assets and liabilities	(5)	(15)
Net cash provided by operating activities	474	467
Cash flows from investing activities:
Capital expenditures	(48)	(37)
Purchases of marketable securities	(457)	(371)
Proceeds from the sale of marketable securities	115	135
Maturities of marketable securities	296	253
Purchases of loans classified as held for investment	(145)	—
Proceeds from repayments of loans classified as held for investment	67	—
Net cash (used in) investing activities	(172)	(20)
Cash flows from financing activities:
Payment of issuance costs of the revolving credit facility	—	(3)
Change in customer funds obligations, net	1	49
Proceeds from issuance of common stock	35	78
Cash paid to repurchase Class A common stock	(486)	(54)
Net cash provided by (used in) financing activities	(450)	70
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	3
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	(150)	520
Cash, cash equivalents, cash held on behalf of customers and restricted cash at beginning of period	1,583	1,085
Cash, cash equivalents, cash held on behalf of customers and restricted cash at end of period	$1,433	$1,605
Reconciliation of cash, cash equivalents, cash held on behalf of customers and restricted cash
Cash and cash equivalents	1,203	1,357
Cash held on behalf of customers	154	172
Restricted cash	76	76
Total cash, cash equivalents, cash held on behalf of customers and restricted cash	$1,433	$1,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOAST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Toast, Inc. (“Toast,” “we,” or the “Company”) is a global technology platform built for restaurant and retail businesses. From the busiest local restaurants and shops to large hospitality brands, Toast helps owners and operators manage their businesses more efficiently, drive guest demand, and build lasting success. Toast integrates software, agentic AI, payments, financial technology solutions, and hardware with a broad partner ecosystem. Powering billions of purchases throughout local commerce, Toast delivers the precision and innovation required for modern restaurant and retail environments.

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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report. As of September 30, 2026, there have been no material changes in our significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.

Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation. These reclassifications had no impact on the previously reported results of operations or cash flows for the periods presented.

2. Financial Instruments

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$787	$—	$—	$787
Commercial paper	—	99	—	99
Certificates of deposit	—	41	—	41
Corporate bonds	—	281	—	281
Treasury bonds	—	147	—	147
Asset-backed securities	—	114	—	114
	$787	$682	$—	$1,469
Liabilities:
Warrants to purchase common stock	$—	$—	$13	$13
	$—	$—	$13	$13

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$951	$—	$—	$951
Commercial paper	—	96	—	96
Certificates of deposit	—	23	—	23
Corporate bonds	—	261	—	261
U.S. government agency securities	—	7	—	7
Treasury bonds	—	134	—	134
Asset-backed securities	—	142	—	142
	$951	$663	$—	$1,614
Liabilities:
Warrants to purchase common stock	$—	$—	$19	$19
	$—	$—	$19	$19

During the nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3 measurements within the fair value hierarchy.

The Company did not recognize any credit losses or non-credit-related impairments related to available-for-sale marketable debt securities for the nine months ended September 30, 2026 and 2025. Unrealized losses were immaterial and recognized in other comprehensive income (loss).

Marketable Securities

The fair values of the marketable securities by contractual maturities at September 30, 2026 were as follows (in millions):

September 30, 2026
Due within 1 year	$383
Due after 1 year through 5 years	297
Due after 5 years	2
Total marketable securities	$682

Fair Value of Liabilities

The aggregate fair value of the common stock warrant liability, which is measured using Level 3 inputs, decreased from $19 million as of December 31, 2025 to $13 million as of September 30, 2026, resulting in a $6 million gain during the nine months ended September 30, 2026.

As of September 30, 2026, the maximum number of shares of the Company’s common stock that could be required to be issued upon the exercise of outstanding warrants was 1 million.

3. Loan Servicing Activities

Changes in the contingent liability for expected credit losses for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$53	$33	$46	$29
Credit loss expense	19	19	54	46
Reductions due to loan purchases	(12)	(12)	(40)	(35)
Ending balance	$60	$40	$60	$40

As of September 30, 2026 and December 31, 2025, the non-contingent stand-ready liability was $24 million and $18 million, respectively.

As of September 30, 2026 and December 31, 2025, $76 million and $71 million, respectively, were classified as restricted cash on the Condensed Consolidated Balance Sheets, representing cash held with commercial lending institutions. The restrictions are related to cash held as collateral pursuant to an agreement with the originating third-party bank for the working capital loans serviced by Toast Capital.

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

As of September 30, 2026, loans held for investment, net, were $70 million, with an immaterial allowance for expected credit losses and interest income. There were no loans held for investment as of December 31, 2025.

The Company analyzes loans held for investment based on the aging of unpaid principal and the historical performance of vintage cohorts. These are the primary credit quality indicators in evaluating the allowance for expected credit losses and the delinquency status of the loan portfolio. As of September 30, 2026, there were no material delinquent loans.

5. Other Balance Sheet Information

Accounts Receivable, Net (in millions)

	September 30, 2026	December 31, 2025
Accounts receivable	$106	$103
Unbilled receivables	44	33
Less: Allowance for credit losses	(9)	(9)
Accounts receivable, net	$141	$127

Inventories, Net (in millions)

	September 30, 2026	December 31, 2025
Raw materials	$59	$—
Finished goods	185	114
Total inventories, net	$244	$114

Other Current Assets (in millions)

	September 30, 2026	December 31, 2025
Cash held on behalf of customers	$154	$159
Deferred contract acquisition costs, current (Note 6)	112	98
Prepaid expenses	41	39
Other	240	141
Total other current assets	$547	$437

Accrued Expenses and Current Liabilities (in millions)

	September 30, 2026	December 31, 2025
Accrued transaction-based costs	$392	$368
Customer funds obligation	154	159
Accrued expenses	106	74
Accrued payroll and bonus	119	133
Contingent liability for expected credit losses	60	46
Other liabilities	102	74
Total accrued expenses and other current liabilities	$933	$854

6. Revenue from Contracts with Customers

The following table summarizes the activity in deferred revenue (in millions):

Nine Months Ended September 30, 2026
Deferred revenue, beginning of period	$69
Deferred revenue, end of period	$76
Revenue recognized in the period from amounts included in deferred revenue at the beginning of period	$63

Deferred revenue, beginning of period, includes amounts classified within other long-term liabilities on our Consolidated Balance Sheets.

As of September 30, 2026, approximately $1,178 million of revenue is expected to be recognized from remaining performance obligations for customer contracts. The Company expects to recognize revenue of approximately $1,061 million from these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The following table summarizes the activity in deferred contract acquisition costs (in millions):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$220	$172
Capitalization	148	106
Amortization	(74)	(73)
Ending balance	$294	$205

As of September 30, 2026, $112 million of deferred contract acquisition costs were recorded within other current assets with the remaining balance recorded within other non-current assets on the Condensed Consolidated Balance Sheet.

7. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expenses recognized for the three and nine months ended September 30, 2026 and 2025, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$6	$9	$19	$27
Sales and marketing	12	15	38	43
Research and development	18	26	61	67
General and administrative	13	16	40	46
Restructuring expenses	—	—	—	3
Stock-based compensation expense	$49	$66	$158	$186

Stock Options

The following is a summary of stock option activity under the Company’s stock option plans for the nine months ended September 30, 2026:

	Number of Shares (in millions)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2025	21	$11.84
Granted	2	28.86
Exercised	(3)	6.67
Forfeited	—	28.30
Outstanding as of September 30, 2026	20	$14.41
Options vested and expected to vest as of September 30, 2026	19	$13.98	5.0	$293
(1) The aggregate intrinsic value was determined as the difference between the closing price of the Class A common stock on the last trading day of September 2026, or the date of exercise, as appropriate, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end.

The aggregate intrinsic value of options exercised was $19 million and $70 million, respectively, during the three and nine months ended September 30, 2026.

As of September 30, 2026, total unrecognized stock-based compensation expense related to the options was $54 million and is expected to be recognized over the remaining weighted-average service period of 2.9 years.

Restricted Stock Units

The following table summarizes restricted stock units, or RSUs, activity during the nine months ended September 30, 2026:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Outstanding balance as of December 31, 2025	15	$26.80
Granted	9	28.90
Vested	(6)	23.38
Forfeited	(2)	27.28
Outstanding balance as of September 30, 2026	16	$29.24
Expected to vest as of September 30, 2026	14	$28.95

The fair value of RSUs vested during the three and nine months ended September 30, 2026 was $60 million and $181 million, respectively.

As of September 30, 2026, total unrecognized stock-based compensation expense related to the RSUs was $343 million and is expected to be recognized over the remaining weighted-average service period of 3.0 years.

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

During the three months ended September 30, 2026, the Company did not repurchase any shares of its Class A common stock. During the nine months ended September 30, 2026, the Company repurchased $486 million of its Class A common stock. As of September 30, 2026, approximately $100 million remained authorized for repurchase under the share repurchase program.

Shares Reserved for Charitable Donations

In connection with the Company’s participation in the Pledge 1% movement, during the year ended December 31, 2021, the Board approved reserving 5 million shares of Class A common stock that the Company may, but is not obligated to, issue over a certain period to fund the Company’s social impact initiatives through Toast.org. During the three and nine months ended September 30, 2026, the Company recognized stock-based charitable contribution expenses of $5 million for the fair value of the donated shares. During the three and nine months ended September 30, 2025, the Company recognized stock-based charitable contribution expenses of $6 million for the fair value of the donated shares. Such expenses were recorded within general and administrative expenses in the Condensed Consolidated Statement of Operations.

8. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income taxes, and adjusts for discrete items in the period in which they occur.

The income tax expense (benefit) was $7 million and $(1) million for the three months ended September 30, 2026 and 2025, respectively, and $20 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for each period differs from the statutory rate primarily due to a full valuation allowance against the Company’s U.S. net deferred tax assets, U.S. state income taxes, and foreign rate differential on profitable foreign jurisdictions.

As of September 30, 2026, the Company maintained a full valuation allowance against the U.S. net deferred tax assets as the amounts were not more-likely-than-not realizable. This determination is based on management’s evaluation of all available positive and negative evidence, such as sustainability of recent profits and forecasts of future taxable income; a portion or all of the valuation allowance could be released in the next 12 months. The timing and amount of any such release remain uncertain.

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

The following table sets forth the calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income, basic	$169	$105	$449	$241
Less: Gain on change in fair value of warrant liabilities(1)	—	7	6	2
Net income, diluted	$169	$98	$443	$239
Denominator:
Weighted-average shares of common stock outstanding - basic	579	585	581	580
Effect of dilutive securities:
Warrants to purchase common stock(1)	—	1	—	1
Dilutive common share equivalents included in dilutive shares	13	23	14	25
Weighted-average shares of common stock outstanding - diluted	592	609	595	606
Earnings per share, basic	$0.29	$0.18	$0.77	$0.42
Earnings per share, diluted	$0.29	$0.16	$0.74	$0.39
(1) During the nine months ended September 30, 2026, the Company recorded a remeasurement gain of $6 million of the Company’s warrant liability. During the three and nine months ended September 30, 2025, the Company recorded a remeasurement gain of $7 million and $2 million, respectively, of the Company’s warrant liability. Remeasurement gains are excluded from the net income to adjust for the dilutive impact of the warrants. The Company adjusted the weighted-average shares outstanding for the incremental dilutive shares using the treasury stock method.

The following potential shares of common stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	4	2	4	1
Unvested restricted stock units	2	—	5	—
Warrants to purchase common stock	1	—	—	—
Total	7	2	9	1

10. Segment Information

The Company has one reportable segment. The following table sets out the Company’s measure of profit and significant segment expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,981	$1,633	$5,519	$4,520
Costs of revenue(1)	(1,432)	(1,192)	(3,993)	(3,320)
Sales and marketing(1)	(158)	(129)	(452)	(372)
Research and development(1)	(85)	(73)	(245)	(204)
General and administrative(1)	(85)	(85)	(230)	(211)
Stock-based compensation and related payroll taxes	(50)	(70)	(166)	(198)
Other items(2)	(2)	21	16	26
Net income	$169	$105	$449	$241
(1) These expenses exclude stock-based compensation and related payroll taxes. Stock-based compensation and related payroll taxes are presented separately as an additional significant segment expense, which consists of both stock-based compensation (refer to Note 7, “Stockholders’ Equity” for tabular disclosure of amounts included within other significant segment expenses) and the corresponding payroll taxes.
(2) Other items include restructuring expenses, interest income, net, change in fair value of warrant liability, and income tax (expense) benefit.

11. Commitments and Contingencies

Purchase Commitments

As of September 30, 2026, the Company’s non-cancellable purchase obligations to hardware suppliers totaled $191 million, all of which is due within the next 12 months.

As of September 30, 2026, the Company’s non-cancellable contractual commitments with cloud service providers and other vendors totaled $95 million, of which $79 million is due within the next 12 months and $16 million thereafter.

Legal Proceedings

The Company has been cooperating with the Federal Trade Commission (the “FTC”) staff in response to a Civil Investigative Demand received in June 2025, seeking information regarding the marketing, sale, and operation of its restaurant operating systems and related customer-service offerings relative to the Federal Trade Commission Act (the "FTC Act"), the Gramm-Leach-Bliley Act, and the Restore Online Shoppers' Confidence Act ("ROSCA"). Following receipt of a draft complaint from the FTC in June 2026, the Company engaged in good-faith negotiations with the FTC, but these negotiations were unsuccessful. On October 29, 2026, the FTC, along with the states of Colorado, Florida, Illinois, Iowa, Nebraska, Oklahoma, and Utah, and the City of San Francisco and Los Angeles County, filed a complaint in the United States District Court for the Northern District of California against the Company alleging violations of Section 5 of the FTC Act, certain provisions of ROSCA, and analogous state statutes. The complaint seeks a permanent injunction, monetary relief in an unspecified amount, civil penalties, and other relief as determined by the court.

The Company strongly disagrees with the FTC's legal challenges to the Company's practices, policies, and procedures, including whether certain referenced laws apply to its type of business, and will vigorously defend its interests. However, the outcome of litigation is inherently uncertain. The defense or resolution of this matter, including any significant costs, penalties, remedies, and/or compliance requirements, could have a materially adverse impact on the Company's financial results and/or operations. At this stage, the Company is unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this litigation.

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

As of September 30, 2026, Toast served approximately 189,000 Locations, up 21% compared to one year ago, and processed $225 billion in gross payment volume over the trailing 12 months.

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

Key Business Metrics

We use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2026	2025	% Growth	2026	2025	% Growth
Gross Payment Volume (GPV)	$61.8	$51.5	20%	$173.8	$143.6	21%

	As of September 30,
(dollars in millions)	2026	2025	% Growth
Annualized Recurring Run-Rate (ARR)	$2,503	$2,016	24%

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

Results of Operations

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Subscription services	$317	$244	$73	30%	$875	$680	$195	29%
Financial technology solutions	1,619	1,345	274	20%	4,512	3,703	809	22%
Hardware and professional services	45	44	1	2%	132	137	(5)	(4)%
Total revenue	$1,981	$1,633	$348	21%	$5,519	$4,520	$999	22%

Total revenue increased by 21% and 22% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. This increase was primarily driven by higher financial technology solutions and subscription services revenues, attributable to a higher number of Locations on the Toast platform and continued product adoption.

Costs of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Subscription services	$67	$67	$—	—%	$191	$197	$(6)	(3)%
Financial technology solutions	1,239	1,032	207	20%	3,461	2,855	606	21%
Hardware and professional services	130	101	29	29%	357	295	62	21%
Amortization of acquired intangible assets	2	1	1	100%	4	3	1	33%
Total costs of revenue	$1,438	$1,201	$237	20%	$4,013	$3,350	$663	20%

Total costs of revenue increased by 20% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase was primarily driven by higher financial technology solutions costs associated with increased gross payment volume.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$171	$144	$27	19%	$493	$418	$75	18%
Research and development	103	102	1	1%	309	277	32	12%
General and administrative	98	102	(4)	(4)%	271	260	11	4%
Restructuring expenses	6	—	6	100%	6	8	(2)	(25)%
Total operating expenses	$378	$348	$30	9%	$1,079	$963	$116	12%

Total operating expenses increased by 9% and 12%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. This increase was primarily driven by higher employee-related costs as we continue to expand our sales and marketing efforts.

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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods presented:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$169	$105	$449	$241
Stock-based compensation expense and related payroll tax	50	70	166	198
Depreciation and amortization	14	15	36	50
Interest income, net	(12)	(13)	(36)	(36)
Change in fair value of warrant liability	1	(7)	(6)	(2)
Termination of leases	—	1	—	1
Stock-based charitable contribution expense	5	6	5	6
Restructuring expenses(1)	6	—	6	8
Income tax expense (benefit)	7	(1)	20	4
Adjusted EBITDA	$240	$176	$640	$470

(1) Restructuring expenses for the three and nine months ended September 30, 2026 include $6 million of severance benefits. Restructuring expenses for the three and nine months ended September 30, 2025 include $— million and $5 million, respectively, of severance benefits and $— million and $3 million, respectively, of stock-based compensation expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue:
Subscription services	$317	$244	$875	$680
Financial technology solutions	1,619	1,345	4,512	3,703
Costs of Revenue:
Subscription services	67	67	191	197
Financial technology solutions	1,239	1,032	3,461	2,855
Subscription services and financial technology solutions gross profit (GAAP)	$630	$490	$1,735	$1,331

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Subscription services and financial technology solutions gross profit (GAAP)	$630	$490	$1,735	$1,331
Stock-based compensation expense and related payroll tax	3	4	9	13
Depreciation and amortization	9	12	22	41
Non-GAAP subscription services and financial technology solutions gross profit	$642	$506	$1,766	$1,385

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$474	$467
Capital expenditures	(48)	(37)
Free cash flow	$426	$430

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and marketable securities. We also have access to external sources of liquidity through a credit facility as further described below. The following tables present selected financial information related to our liquidity:

(in millions)	September 30, 2026 (1)	December 31, 2025 (2)
Cash and cash equivalents	$1,203	$1,353
Marketable securities	682	638
Cash and cash equivalents and marketable securities	$1,885	$1,991
Available credit facility	$347	$347
Total	$2,232	$2,338
(1) Excludes $154 million of cash held on behalf of customers and $76 million of restricted cash.
(2) Excludes $159 million of cash held on behalf of customers and $71 million of restricted cash.

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$474	$467
Net cash (used in) investing activities	(172)	(20)
Net cash provided by (used in) financing activities	(450)	70
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	3
Net increase (decrease) in cash, cash equivalents, cash held on behalf of customers and restricted cash	$(150)	$520

Cash, cash equivalents and marketable securities

The net decrease in cash, cash equivalents and marketable securities in the nine months ended September 30, 2026 was primarily driven by cash used in financing activities of $450 million and cash used in investing activities of $172 million, partially offset by cash provided by operating activities of $469 million (which excludes changes in the balance of restricted cash of $5 million).

The increase in net cash provided by operating activities during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by net income of $449 million during the nine months ended September 30, 2026 as compared to net income of $241 million during the same period last year. This increase in cash inflows was partially offset by changes in net working capital, primarily attributable to higher inventory purchases.

The increase in net cash used in investing activities during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by higher net purchases of marketable securities and higher purchases of loans held for investment, partially offset by proceeds from repayment of loans held for investment.

The increase in net cash used in financing activities during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by an increase in cash paid to repurchase our shares.

We do not anticipate any material changes, or material changes in trends, related to our net working capital requirements, liquidity or cash flows in the near term, other than for items disclosed within this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K.

Debt

During 2021, we entered into a senior secured credit facility, or the 2021 Facility, which we subsequently amended on March 2, 2023, to replace the London Interbank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR. On May 6, 2025, we amended and restated our 2021 Facility to increase the available revolving commitments from $330 million to $350 million and to extend the term of the 2021 Facility to May 6, 2030. We were in compliance with all financial covenants as of September 30, 2026. As of September 30, 2026, there were no borrowings outstanding on the 2021 Facility and outstanding letters of credit totaled $3 million. As of September 30, 2026, our total available borrowing capacity under the 2021 Facility was $347 million.

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

During the three months ended September 30, 2026, the Company did not repurchase any shares of its Class A common stock. During the nine months ended September 30, 2026, the Company repurchased $486 million of its Class A common stock. As of September 30, 2026, approximately $100 million remained authorized for repurchase under the share repurchase program.

Other Capital Requirements

Expected working and other capital requirements are described in our 2025 Annual Report on Form 10-K in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At September 30, 2026, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2025 Annual Report on Form 10-K, and we believe that our existing cash and cash equivalents, along with our available borrowing capacity under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months, including planned capital expenditures, strategic transactions, and investment commitments that we may enter into from time to time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

On February 15, 2024, we announced the authorization of a share repurchase program for the repurchase of shares in our Class A common stock, in an aggregate amount of up to $250 million. On February 10, 2026, our board of directors approved an increase of $500 million to our previously authorized share repurchase program for the repurchase of shares of our Class A common stock. The repurchase program has no expiration date, does not obligate us to acquire any particular amount of our Class A common stock, and may be suspended at any time at our discretion. During the three months ended September 30, 2026, we did not repurchase any shares of Class A common stock. As of September 30, 2026, approximately $100 million remained authorized for the repurchase of shares under the share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

TOAST, INC.
(Registrant)

November 3, 2026	By:	/s/ Aman Narang
Aman Narang
Chief Executive Officer (Principal Executive Officer)

November 3, 2026	By:	/s/ Elena Gomez
Elena Gomez
President, Chief Financial Officer (Principal Financial Officer)

November 3, 2026	By:	/s/ Rossana Niola
Rossana Niola
Chief Accounting Officer (Principal Accounting Officer)